Form 10-Q
period 1993-12-31
LIBERTE INVESTORS/
filed 1994-02-11
CIK 60153

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_____  EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED DECEMBER 31, 1993

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-6802
                               LIBERTE INVESTORS
             (Exact name of Registrant as specified in its Charter)


CREATED UNDER DECLARATION OF TRUST                   75-1328153
    PURSUANT TO THE LAWS OF                       (I.R.S. Employer
THE COMMONWEALTH OF MASSACHUSETTS                Identification No.)
  (State or other jurisdiction
of incorporation or organization)

          1420 VICEROY DRIVE                             75235
             DALLAS, TEXAS                             (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code (214) 879-5497




INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X         NO
                                              _________       _________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


                  TITLE OF EACH CLASS                               NUMBER OF SHARES OUTSTANDING:
                  -------------------                               -----------------------------
             Shares of Beneficial Interest                         12,423,208 as of February 4, 1994
                  (without par value)

                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1993
                               LIBERTE INVESTORS


                                     INDEX

                                                                                                            Page
                                                                                                            ----
PART I - FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

       Consolidated Balance Sheet - December 31, 1993 and June 30, 1993 . . . . . . . . . . . . .            3

       Consolidated Statement of Operations - Quarter and Six Months Ended
          December 31, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4

       Consolidated Statement of Cash Flows - Six Months Ended
          December 31, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5

       Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .            6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . .              10

PART II - OTHER INFORMATION

   ITEM 1.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16

   ITEM 5.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           18

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .           20

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           21

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
LIBERTE INVESTORS AND SUBSIDIARY
(Debtor-in-possession)

                                                                  December 31, 1993            June 30, 1993
                                                                      (Unaudited)                (See Note)
                                                                 --------------------          ---------------
Assets
Mortgage loans on real estate:
    Earning                                                         $    83,849,506             $   113,126,692
    Nonearning                                                           23,690,705                  24,442,450
Foreclosed real estate:
    Earning                                                              73,852,612                  73,065,058
    Nonearning                                                           86,265,965                  91,351,468
                                                                    ---------------             ---------------
                                                                        267,658,788                 301,985,668
Less:  Allowance for possible losses                                     46,826,241                  53,938,817
                                                                    ---------------             ---------------
                                                                        220,832,547                 248,046,851
Cash and cash equivalents                                                 5,212,283                   2,428,902
Restricted cash investments                                              24,070,585                   5,368,318
Accrued interest and other receivables                                    1,060,087                   1,514,551
Other assets                                                                911,043                   4,216,111
                                                                    ---------------             ---------------
                                                                    $   252,086,545             $   261,574,733
                                                                    ===============             ===============

Liabilities and Shareholders' Equity
Liabilities
Prepetition liabilities not subject to compromise:
    Escrow deposits                                                 $     1,038,561             $     2,036,631
Prepetition liabilities subject to compromise:
    Notes payable                                                        83,127,839                  87,725,250
    Subordinated notes                                                  100,000,000                 100,000,000
    Accrued management fees                                                      --                     216,814
    Accrued interest and other liabilities                               10,606,192                   8,004,817
Postpetition liabilities:
    Accrued interest and other liabilities                                1,473,173                          --
                                                                    ---------------             ---------------
                                                                        196,245,765                 197,983,512
Shareholders' Equity
Shares of Beneficial Interest, no par
    value, unlimited authorization:
    12,423,208 issued and outstanding at
    December 31, 1993 and 11,773,208
    issued and outstanding at June 30, 1993                              55,840,780                  63,591,221
                                                                    ---------------             ---------------
                                                                    $   252,086,545             $   261,574,733
                                                                    ===============             ===============


Note: The balance sheet at June 30, 1993 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
(Debtor-in-Possession)

                                                 Quarter Ended                        Six Months Ended
                                                  December 31                             December 31
                                          -------------------------------      ------------------------------
                                               1993              1992               1993             1992
                                          -------------   ---------------      -------------   --------------
Income
Mortgage loan interest                    $   1,822,714    $    2,892,487      $   3,898,060    $   5,858,320
Temporary investment interest                    43,494           103,822             87,507          205,284
Foreclosed real estate and other              1,380,612           696,038          2,747,538        1,295,778
                                            -----------       -----------         -----------    ------------
                                              3,246,820         3,692,347          6,733,105        7,359,382
                                            -----------       -----------         -----------    ------------
Expenses
Interest (contractual interest was
  $3,914,677 and $8,381,818 for the
  quarter and six months ended
  December 31, 1993, respectively)            1,989,677         3,745,744          6,456,818        7,606,146
Provision for possible losses                        --         3,100,000            200,000        5,250,000
Management fees                                 584,254           759,030          1,193,429        1,548,803
Legal and audit                                 220,000           450,000            585,000          825,000
Trustees' fees and expenses                      69,499            85,657            144,892          184,424
Foreclosed real estate                          796,104           806,842          1,574,688        1,715,170
Debt restructure                                572,504         1,352,545          2,132,902        1,352,545
Other                                           657,472           444,238          1,542,509        1,009,656
                                            -----------       -----------         -----------    ------------
                                              4,889,510        10,744,056         13,830,238       19,491,744
                                            -----------       -----------         -----------    ------------
Net loss before reorganization
  items                                      (1,642,690)       (7,051,709)        (7,097,133)     (12,132,362)

Reorganization items:
     Professional fees                       (1,308,825)               --         (1,308,825)              --
     Interest earned on accumulated
       cash resulting from
       Chapter 11 proceedings                    46,142                --             46,142               --
                                             (1,262,683)               --         (1,262,683)              --
                                            -----------       -----------         -----------    ------------
Net loss                                    $(2,905,373)      $(7,051,709)       $(8,359,816)    $(12,132,362)
                                            ===========       ===========         ===========    ============

Net loss per Share of
  Beneficial Interest:
     Loss before reorganization items             $(.13)            $(.60)             $(.59)          $(1.03)
     Reorganization items                          (.11)               --               (.11)              --
                                                  -----             -----              -----           ------
     Net loss                                     $(.24)            $(.60)             $(.70)          $(1.03)
                                                  =====             =====              =====           ======

Weighted average number of
  Shares of Beneficial Interest              12,274,838        11,803,871         12,024,023       11,804,040

Cash dividends declared per share                    --                --                 --               --


See notes to financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
(Debtor-in-Possession)

                                                                                  Six Months Ended
                                                                                     December 31
                                                                     -----------------------------------------
                                                                           1993                     1992
                                                                     -------------             ---------------
Operating activities:
     Net loss before reorganization items                            $  (7,097,133)            $   (12,132,362)
     Noncash expenses and revenues included
       in net loss:
          Provision for possible losses                                    200,000                   5,250,000
     Net change in other receivables, assets
       and liabilities                                                   6,060,698                  (1,249,229)
                                                                     -------------              --------------
          Net cash used by operating activities
            before reorganization items                                   (836,435)                 (8,131,591)
                                                                     -------------              --------------
Interest earned on accumulated cash resulting
  from Chapter 11 proceedings                                               46,142                          --
Professional fees                                                          (93,069)                         --
                                                                     -------------              --------------
     Net cash used by reorganization items                                 (46,927)                         --
                                                                     -------------              --------------
     Net cash used by operating activities                                (883,362)                 (8,131,591)
                                                                     -------------              --------------
Investing activities:
     Collections on mortgage loans                                      20,399,883                  13,259,780
     Advances on mortgage loans                                           (260,364)                 (1,345,402)
     Expenditures on foreclosed real estate                             (1,174,741)                 (2,065,843)
     Sales and basis reductions of foreclosed real estate                8,001,643                  14,096,491
     Net sales (purchases) of restricted cash investments              (18,702,267)                    354,516
                                                                     -------------              --------------
          Net cash provided by investing activities                      8,264,154                  24,299,542

Financing activities:
     Decrease in notes payable                                          (4,597,411)                (21,074,248)
                                                                     -------------              --------------
          Net cash used by financing activities                         (4,597,411)                (21,074,248)
                                                                     -------------              --------------
Net increase (decrease) in unrestricted cash
  and cash equivalents                                                   2,783,381                  (4,906,297)
Unrestricted cash and cash equivalents at
  beginning of period                                                    2,428,902                  11,073,535
                                                                     -------------              --------------
Unrestricted cash and cash equivalents at
  end of period                                                      $   5,212,283              $    6,167,238
                                                                     =============              ==============

Schedule of noncash investing and financing activities:
     Transfer of mortgage loans to foreclosed
          real estate                                                $  12,433,375              $    5,876,353
     Charge-offs to allowance for possible losses, net               $   7,312,576              $    8,127,099
     Sale of foreclosed real estate financed by
          mortgage loans                                             $   3,652,480              $   13,334,601


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
DECEMBER 31, 1993

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1993 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1994. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K of Liberte Investors, for the fiscal year ended June 30, 1993.

During the quarter ended March 31, 1993, Liberte Investors capitalized, for a nominal amount, Liberte Corp., a wholly-owned subsidiary. All intercompany balances and transactions have been eliminated. Liberte Corp. is currently inactive. As used herein, the "Trust" refers to Liberte Investors and its subsidiary.

On January 24, 1994, the Trust's modified plan of reorganization was confirmed. Therefore, the prepetition liabilities subject to compromise have been compromised because they will not be paid in accordance with their contractual terms in effect prior to the Trust's Chapter 11 filing.

NOTE B - RECLASSIFICATIONS

Certain June 30, 1993 balances have been reclassified to conform to December 31, 1993 presentation.

NOTE C - PRO FORMA FINANCIAL INFORMATION

On January 24, 1994, the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") entered an order confirming a modified plan of reorganization (the "Plan") for the Trust. Under the Plan, most of the Trust's assets will be transferred to a subsidiary ("Newco") and Newco's common stock will be distributed to the holders of the Trust's outstanding subordinated indebtedness in full satisfaction of such holders' claims against the Trust. Newco will assume all of the Trust's obligations to its senior lenders on restructured terms. The restructured company (the "Reorganized Trust") will emerge as an essentially debt-free entity, the shares of which will continue to be owned by the existing holders of the Shares of Beneficial Interest. See "Part II - Item 1. Legal Proceedings."

The following unaudited pro forma balance sheet illustrates the pro forma effects of the transactions contemplated by the Plan on the financial condition of the Trust and Newco as of December 31, 1993 (assuming consummation of the Plan had occurred on that date).

Fresh-start reporting, in which the emerging entities' assets and liabilities would have been adjusted to their fair value, was considered but deemed inappropriate since the reorganization value of the Trust's assets immediately before the confirmation of the Plan was not less than the total of all post-petition liabilities and allowed claims. Thus the assets and liabilities of the emerging entities have not been adjusted to fair value.

In the opinion of management, the unaudited pro forma balance sheet reflects all adjustments necessary to present fairly such pro forma data; however, such a balance sheet is not necessarily indicative of what the actual financial position would have been on December 31, 1993 had the Plan been consummated on that date and is not necessarily indicative of future statements of financial position. This unaudited pro forma balance sheet should be read in conjunction with the notes thereto.

PRO FORMA BALANCE SHEET (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
DECEMBER 31, 1993
(Amounts in thousands, except per-share data)

                                                        Consolidated
                                                           Liberte                                         Reorganized
                                                          Investors        Adjustments          Newco          Trust
                                                        ------------       -----------       ----------    -----------
Assets
Mortgage loans on real estate                            $  107,540        $        --       $   92,501       $ 15,039
Foreclosed real estate                                      160,119                 --          132,478         27,641
                                                         ----------        -----------       ----------       --------
                                                            267,659                 --          224,979         42,680
Less:  Allowance for possible losses                         46,826                 --           31,934         14,892
                                                         ----------        -----------       ----------       --------
                                                            220,833                 --          193,045         27,788

Cash and cash equivalents                                     5,212             11,903  (g)      13,576          3,539
Restricted cash and cash equivalents                         24,071             (9,000) (d)          --             --
                                                                 --            (11,903) (g)          --             --
                                                                 --             (1,646) (e)         853            669
Accrued interest and other receivables                        1,060                 --              867            193
Note receivable                                                  --              6,000  (a)          --          6,000
Other assets                                                    911                300  (b)         652            559
                                                         ----------        -----------       ----------       --------
                                                         $  252,087        $    (4,346)      $  208,993       $ 38,748
                                                         ==========        ===========       ==========       ========

Liabilities and
  Shareholders' Equity
Liabilities
   Senior loans                                          $   83,128        $    (9,000) (d)  $   74,128       $     --
   Subordinated notes                                       100,000           (100,000) (c)          --             --
   Note payable                                                  --              6,000  (a)       6,000             --
   Accrued interest and other liabilities                    13,118             (9,450) (c)          --             --
                                                                 --             (1,646) (e)          --             --
                                                                 --               (548) (f)         987            487
                                                         ----------        -----------       ----------       --------
                                                            196,246           (114,644)          81,115            487


Shareholders' equity
Preferred stock                                                  --                300  (b)         300             --
Shares of Beneficial Interest                                55,841            109,450  (c)          --         38,261
Common stock and paid-in capital                                 --                548  (f)     127,578             --
                                                         ----------        -----------       ----------       --------
                                                         $  252,087        $    (4,346)      $  208,993       $ 38,748
                                                         ==========        ===========       ==========       ========

Number of shares
   Shares of Beneficial Interest
     (unlimited authorization)
     issued and outstanding                                  12,423                 --               --         12,423
   Common stock authorized
     issued and outstanding                                      --                 --           10,000             --
Book value per share                                          $4.49                 --           $12.76          $3.08

See accompanying notes to pro forma unaudited balance sheet.

LIBERTE INVESTORS AND SUBSIDIARY
NOTES TO PRO FORMA UNAUDITED BALANCE SHEET
(in thousands, except share data)

The pro forma balance sheet is based on the following assumptions:

In settlement of claims against it, the Trust will distribute assets as follows:

Newco will receive $92,501 in mortgage loans and $132,478 of foreclosed real estate along with related loss reserves and miscellaneous assets and liabilities. The senior debt and related interest will be assumed by Newco. Newco will also issue a $6,000 note to the Reorganized Trust. The $100,000 in subordinated debt and related accrued interest will be converted into 100% of the common stock of Newco. Newco will also issue 300,000 shares of preferred stock to the Reorganized Trust in exchange for $300.

PRO FORMA ADJUSTING ENTRIES

(a)  To reflect the note receivable issued by Newco payable to the Reorganized
     Trust:

     Note receivable                                               $     6,000
     Note payable                                                        6,000

(b) To reflect the purchase by the Reorganized Trust of 300,000 shares of Newco preferred stock:

     Investment in preferred stock                                 $       300
     Preferred stock                                                       300

(c) To convert the subordinated debt and related accrued interest to shareholders' equity:

     Subordinated debt                                             $  (100,000)
     Accrued interest payable                                           (9,450)
     Equity                                                            109,450

(d)  To record the cash paydown on the senior debt at consummation:

     Senior debt                                                   $    (9,000)
     Restricted cash and cash equivalents                               (9,000)

(e)  To reflect payment of certain liabilities at consummation:

     Accrued interest and other liabilities                        $    (1,646)
     Restricted cash and cash equivalents                               (1,646)

(f) To reflect adjustments made to certain accrued liabilities at consummation:

     Accrued interest and other accrued liabilities                $      (548)
     Common stock and paid-in capital                                      548

(g)  To reclassify unrestricted cash at consummation:

     Cash and cash equivalents                                     $    11,903
     Restricted cash and cash equivalents                              (11,903)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On October 25, 1993 the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Trust is managing its business as a debtor-in-possession subject to Bankruptcy Court approval of any actions outside the ordinary course of business that the Trust may take. On January 24, 1994, the Bankruptcy Court entered an order confirming a modified plan of reorganization for the Trust (the "Plan"). Consummation of the Plan is subject to the satisfaction of certain conditions, some of which are outside the Trust's control. On the basis of information available to it at this time, the Trust anticipates that a modified version of such Plan will be consummated before the end of March 1994. See "Liquidity and Capital Resources" and "Part II - Item 1. Legal Proceedings" below.

Operations resulted in a loss of $2,905,373 for the quarter ended December 31, 1993, compared to a loss of $7,051,709 for the same period in fiscal 1993. Contributing to the smaller loss were the following factors: an increase in foreclosed real estate income and a decrease in the provision for possible losses, interest expense, management fees and debt restructure expense. These factors were partially offset by: an increase in reorganization expense and a decrease in mortgage loan income and temporary investment interest. The Trust cannot predict the size of the provision for possible losses in fiscal 1994, but will continue to monitor the status of each of its assets in light of current market conditions and to provide for possible losses in its mortgage loan portfolio and its foreclosed real estate portfolio as necessary.

Income on mortgage loans decreased from $2.9 million in the second quarter of fiscal 1993 to $1.8 million in the second quarter of fiscal 1994. The entire $1.1 million decrease was the result of a decrease in average earning loans, which more than offset a small increase in yield. Average earning loans decreased from $151.3 million with a yield of 7.59% in the second quarter of fiscal 1993 to $91.8 million with a yield of 7.88% in the second quarter of fiscal 1994. The increase in yield includes the effect of accelerated amortization of deferred financing fees due to early loan payoffs and the collection of interest on nonaccrual loans.

Income on mortgage loans decreased from $5.9 million for the first six months of fiscal 1993 to $3.9 million for the first six months of fiscal 1994. The entire $2 million decrease was the result of a decrease in the average earning loans, which more than offset a small increase in yield. Average earning loans decreased from $154.2 million with a yield of 7.54% for the first six months of fiscal 1993 to $98.6 million with a yield of 7.84% for the first six months of fiscal 1994.

Average nonearning loans for the second quarter of fiscal 1994 totaled $29.1 million compared to $22.4 million for the comparable period in fiscal 1993. Assuming that the yield on these loans would have been the same as the yield on earning loans had they been on earning status, income on mortgage loans would have been $.6 million higher in the second quarter of fiscal 1994 and $.4 million higher in the second quarter of fiscal 1993. Average nonearning loans for the first six months of fiscal 1994 totaled $28.5 million compared to $21.3 million for the comparable period of fiscal 1993. Assuming that the yield on these loans would have been the same as the yield on earning loans had they been on earning status, income on mortgage loans would have been $1.1 million higher for the first six months of fiscal 1994 and $.8 million higher for the first six months of fiscal 1993. The Trust's efforts to reduce nonearning assets and improve the operating performance of real estate assets continues. These efforts include: monthly analysis of project revenues and expenses and the leasing activity of the project manager; regular visits to each project to review projections, operating budgets, maintenance, capital expenditures and performance of the project manager; listing of projects for sale and active monitoring of the activities of the listing broker; advertising and mail contact with national and regional sales prospects known to the Trust; auctions of certain selected properties; replacement of the project manager and/or listing agent if performance is unsatisfactory; and employing consultants to assist the Trust in developing strategies for leasing and selling certain assets, such as retail properties. Although the Trust has seen some general improvement in occupancy levels and some isolated improvement in rental rates, continuing problems in the real estate industry, including the lack of traditional bank financing for real estate transactions and generally depressed rents, the Trust could have increases in nonearning loans. The size of any increases in nonearning loans will be a function of the foregoing variables, and consequently cannot be quantified at this time.

There was no new loan production during the quarters ended December 31, 1993 and 1992. The Trust has not sought any new business in recent years and continues to limit new loan originations in accordance with its current policy of reducing its indebtedness and the size of its loan and foreclosed real estate portfolio.

Interest on temporary investments decreased from $104,000 in the second quarter of fiscal 1993 to $43,000 in the second quarter of fiscal 1994. Of the $61,000 decrease, the majority was the result of a decrease in average temporary investments. Average temporary investments decreased from $12.9 million with a yield of 3.20% in the second quarter of fiscal 1993 to $5.8 million with a yield of 2.97% in the second quarter of fiscal 1994. Interest on temporary investments decreased from $205,000 for the first six months of fiscal 1993 to $88,000 for the comparable period in fiscal 1994. Of the $117,000 decrease, the majority was the result of a decrease in average temporary investments. Average temporary investments decreased from $12.2 million with a yield of 3.33% in the first six months of fiscal 1993 to $5.9 million with a yield of 2.96% for the first six months of fiscal 1994. The level of temporary investments has decreased as funds have been paid to satisfy the Trust's obligations to pay the principal of and interest on its debt.

Income on foreclosed real estate increased from $696,000 in the second quarter of fiscal 1993 to $1,381,000 in the second quarter of fiscal 1994. This increase resulted from a change in the status of several projects from nonearning to earning status during the third quarter of fiscal 1993. This change in status was made due to improved occupancy levels.

Interest expense decreased from $3.7 million in the second quarter of fiscal 1993 to $2.0 million in the second quarter of fiscal 1994. Of the $1.7 million decrease, $1.1 million was the result of a decrease in the average cost of debt and $.6 million was the result of a decrease in the average debt outstanding. Average debt outstanding declined from $222.9 million with an average cost of 6.67% in the second quarter of fiscal 1993 to $183.1 million with an average cost of 4.31% for the same period in fiscal 1994. The decrease in average cost of debt includes the impact of ceasing to accrue interest on the Trust's $100 million principal amount 10 1/2% Subordinated Notes due June 1, 1993 (the "Subordinated Notes") when the Trust filed its Chapter 11 petition on October 25, 1993. Interest expense decreased from $7.6 million for the first six months of fiscal 1993 to $6.5 million for the first six months of fiscal 1994. Of the $1.1 million decrease, $1.4 million was the result of a decrease in average debt outstanding which was partially offset by an increase in interest expense of $.3 million as a result of an increase in the average cost of debt. Average debt outstanding declined from $226.1 million with an average cost of 6.67% for the first six months of fiscal 1993 to $183.7 million with an average cost of 6.97% for the same period in fiscal 1994. The average cost of debt increased in fiscal 1994 as a result of the January 31, 1993 expiration of an interest rate swap, which had resulted in a reduction of interest expense and the increase in the rate on the Trust's senior debt to the default rate of prime or corporate base rate plus 200 basis points for the period beginning May 16, 1993 until the Trust filed its Chapter 11 petition on October 25, 1993.
The above factors were partially offset by the impact of ceasing to accrue interest on the

Subordinated Notes. Average cost of debt for these purposes includes bank fees and other rate adjustments such as the net effect of the interest rate swap referred to above. This swap produced a reduction of interest costs of $531,000 in the second quarter of fiscal 1993 and $1,068,000 for the first six months of fiscal 1993.

There was no provision for possible losses in the second quarter of fiscal 1994 compared to $3.1 million in the second quarter of fiscal 1993. The allowance for possible losses was $46.8 million at December 31, 1993, compared to $53.9 million at June 30, 1993 and $56.2 million at December 31, 1992. While the Trust believes the allowance for possible losses is adequate at December 31, 1993, management will periodically review the portfolio using then current information to make the estimates and assumptions that are used to determine the allowance for loan losses and the valuation of the real estate acquired in connection with foreclosures or in satisfaction of loans. These estimates and assumptions are susceptible to significant changes due to changes in the market conditions upon which they are based.

No provision for possible losses on mortgage loans was recorded in the second quarter of fiscal 1994 or 1993.

No provision for possible losses on foreclosed real estate was made in the second quarter of fiscal 1994 compared to $3.1 million in the second quarter of fiscal 1993. The allowance for losses on foreclosed real estate was $30.4 million at December 31, 1993, compared to $34.7 million at December 31, 1992. At December 31, 1993, foreclosed real estate totaled $160.1 million compared to $174.7 million at December 31, 1992. Any loss incurred upon foreclosure of collateral underlying a loan is charged to the allowance for possible losses on mortgage loans.

The following is a summary of transactions affecting the Trust's allowance for possible losses for the six months ended December 31, 1993, compared to the six months ended December 31, 1992:

                                                             Six Months Ended December 31, 1993
                                                      -------------------------------------------------
                                                        Mortgage         Foreclosed
                                                          Loans          Real Estate         Total
                                                      -------------     -------------     -------------
Balance July 1, 1993                                  $  17,728,367     $  36,210,450     $  53,938,817
Provision for possible losses                               200,000                --           200,000
Amounts charged off, net of recoveries                     (509,622)         (461,960)         (971,582)
                                                      -------------     -------------     -------------
Balance September 30, 1993                               17,418,745        35,748,490        53,167,235

Provision for possible losses                                    --                --                --
Amounts charged off, net of recoveries                     (970,398)       (5,370,596)       (6,340,994)
                                                      -------------     -------------     -------------
Balance December 31, 1993                             $  16,448,347     $  30,377,894     $  46,826,241
                                                      =============     =============     =============

                                                             Six Months Ended December 31, 1992
                                                      ------------------------------------------------
                                                        Mortgage        Foreclosed
                                                          Loans         Real Estate          Total
                                                      -------------   ---------------   ---------------
Balance July 1, 1992                                  $  23,275,974     $  35,765,577     $  59,041,551
Provision for possible losses                               702,000         1,448,000         2,150,000
Amounts charged off, net of recoveries                     (543,765)       (3,156,665)       (3,700,430)
                                                      -------------     -------------     -------------
Balance September 30, 1992                               23,434,209        34,056,912        57,491,121

Provision for possible losses                                    --         3,100,000         3,100,000
Amounts charged off, net of recoveries                   (2,007,728)       (2,418,941)       (4,426,669)
                                                      -------------     -------------     -------------
Balance December 31, 1992                             $  21,426,481     $  34,737,971     $  56,164,452
                                                      =============     =============     =============


Management fees were lower in the second quarter of fiscal 1994 than in the comparable period in fiscal 1993 because invested assets, upon which the management fees are based, were lower in the second quarter of fiscal 1994 compared to the second quarter of fiscal 1993. Debt restructure expense includes expenses incurred prior to October 25, 1993 (when the Trust filed its Chapter 11 petition) for legal and financial advisors and consultants' fees for the Trust and certain representatives of the Trust's subordinated noteholders and shareholders. Reorganization expense includes accrued amounts incurred since the filing of the Chapter 11 petition for legal and financial advisors and consulting fees for the Trust and certain representatives of the Trust's subordinated noteholders, senior debt holders and shareholders. The Trust has accumulated cash during the Chapter 11 proceedings because during such proceedings it has not been permitted to pay interest on the subordinated debt. Interest earned on this accumulation of cash totaled $46,000 and was earned on an average balance of $6 million for the second quarter at a yield of 3.03%.

On October 22, 1993, Ted Enloe, the President and Chief Executive Officer of the Trust exercised options for 650,000 Shares of Beneficial Interest. The shares were paid for with a promissory note executed by Mr. Enloe payable to the Trust in the amount of $365,625 and cash of $121,875.

LIQUIDITY AND CAPITAL RESOURCES

For the last five fiscal years, the Trust has faced substantial liquidity problems due to reduced cash flows from operating and investing activities, the required substitution of bank financing for commercial paper financing and its inability to borrow additional funds under its bank credit facilities. The Trust expects its liquidity and earnings to continue to be adversely affected by the weakened real estate market, which has resulted in, among other things, substantial nonearning assets and a significant reduction in the availability of real estate financing. The Trust has ceased investing in new mortgage loans, except for minor investments in properties currently financed or owned, concentrating its efforts on liquidating its mortgage loan and real estate investments for cash and notes, and on retiring its senior indebtedness.

The Trust's principal funding requirements are operating expenses, interest expense and the repayment of its indebtedness. The Trust anticipates that its primary sources of funding these disbursements will be its collections on mortgage loans, earnings on foreclosed property and proceeds from the sale of foreclosed property.

Operating activities, including reorganization items, for the first six months of fiscal 1994 used cash of $883,000 while the first six months of fiscal 1993 used cash of $8,132,000. The table below reflects the impact of the non-payment of accrued interest on the subordinated debt partially offset by increased operating and other expenses on cash used by operations (in thousands):

                                                                     Six Months Ended
                                                                       December 31
                                                               -----------------------------
                                                                 1993                  1992
                                                               --------             --------
        Total income                                           $  6,733             $  7,359
        Interest expense                                         (6,457)              (7,606)
                                                               --------             --------
        Net interest margin                                         276                 (247)
        Operating expenses                                       (7,173)              (6,636)
        Other                                                     6,061               (1,249)
        Reorganization items                                        (47)                  --
                                                               --------             --------
        Net cash used by
          operating activities                                 $   (883)            $ (8,132)
                                                               ========             ========


Net cash provided by investing activities for the first six months of fiscal 1994 was $8,264,000 compared to $24,300,000 provided in the first six months of fiscal 1993. The table below reflects cash flow from investing activities (in thousands):

                                                                      Six Months Ended
                                                                         December 31
                                                              ------------------------------
                                                                 1993                 1992
                                                              ---------             --------
        Collections on mortgage loans                         $  20,400             $ 13,260
        Advances on mortgage loans                                 (260)              (1,345)
        Sales and basis reductions of foreclosed
          real estate                                             8,001               14,096
        Expenditures on foreclosed real estate                   (1,175)              (2,066)
        Net sales (purchases) of restricted cash
          investments                                           (18,702)                 355
                                                              ---------             --------
        Net cash provided by investing activities             $   8,264             $ 24,300
                                                              =========             ========


Debt was reduced by $4,597,000 in the first six months of fiscal 1994 compared to $21,074,000 in the first six months of fiscal 1993.

Amounts to be advanced under existing commitments were reduced from $903,778 at June 30, 1993 to $563,532 at December 31, 1993.

At June 30, 1993, the Trust had $87.7 million of senior indebtedness outstanding. Due to the Trust's increasing financial difficulties, the terms of the senior loan agreements have been amended several times since May 1990. As most recently amended in January 1993, the senior loan agreements provide, among other things, for the following: (i) a principal payment of $6.0 million on March 31, 1993; (ii) a maturity date of April 1, 1993; (iii) an interest rate margin on LIBOR-based loans equal to 2%; and (iv) that the Trust's obligations are secured by substantially all of the Trust's interest in mortgage loans and real estate investments. The Trust prepaid the $6.0 million principal payment due March 31, 1993, but defaulted on the repayment of the balance of the senior loans on April 1, 1993. In May 1993, the rate of interest on the senior debt was increased to the default rate of prime plus 200 basis points and remained at that level until October 25, 1993, when it was reduced to the nondefault rate. The senior loan agreements include covenants which, among other things, require the Trust to maintain certain financial ratios and a net worth of $70 million, restrict the pledge of assets and the incurrence of additional borrowings by the Trust and prohibit the Trust from declaring or paying any dividends or other distributions to its shareholders. At December 31, 1993 and June 30, 1993, the
Trust was in default of the net worth covenant.   Pursuant to the January 1993
Amendments, the Trust paid one-time bank fees of $300,000 and prepaid interest on the senior loans in an amount equal to $3 million. The Trust also agreed to prepay interest on a monthly basis so that such monthly prepayment, together with the amount of interest previously prepaid but not yet applied to pay interest on the senior loans, would equal six months' interest on the senior loans. The Trust discontinued the prepayment of interest in August 1993.

Also outstanding at December 31, 1993 and June 30, 1993 was $100 million of 10 1/2% Subordinated Notes that matured June 1, 1993. A semi- annual installment of interest on the Subordinated Notes was also payable on June 1, 1993. The Trust failed to pay the principal of and accrued interest on the Subordinated Notes when they matured on June 1, 1993. In addition, the Trust ceased accruing interest on the Subordinated Notes when it filed its Chapter 11 petition on October 25, 1993. The Subordinated Notes are subordinate in the right of payment to all senior indebtedness.

On October 25, 1993, the Trust filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court. The Trust is managing its business as a debtor-in-possession subject to Bankruptcy Court approval of any actions outside the ordinary course of business that the Trust may take. See "Part II - Item 1. Legal Proceedings" below.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 25, 1993, the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Trust is managing its business as a debtor- in-possession subject to Bankruptcy Court approval of any actions outside the ordinary course of business that the Trust may take.

During the pendency of the Chapter 11 case, actions by creditors to collect claims in existence on the filing date are stayed, absent specific Bankruptcy Court authorization for the payment of such claims. During the pendency of the Chapter 11 case, interest and principal on the Trust's debt cannot be paid, absent a Bankruptcy Court order to the contrary, and dividends cannot be paid on the Trust's Shares of Beneficial Interest.

In a Chapter 11 case, the United States Trustee responsible for the case is required to appoint an official committee of unsecured creditors and may appoint other official committees. On November 5, 1993, the United States Trustee for the Southern District of New York (the "U.S. Trustee") appointed an Official Committee of Unsecured Creditors consisting of six holders of the Trust's Subordinated Notes and the trustee under the indenture governing such notes. On November 8, 1993, the U.S. Trustee appointed an Official Committee of Equity Security Holders consisting of five holders of the Trust's Shares of Beneficial Interest. The official committees are parties in interest in the Chapter 11 case and have participated in negotiations concerning the plan of reorganization of the Trust.

Under the United States Bankruptcy Code, the Trust must obtain either the consent of its senior lenders or Bankruptcy Court approval to use the cash proceeds of the assets pledged to the senior lenders to the extent such lenders have a valid, perfected security interest in such cash. The senior lenders have consented to the Trust's use of such cash collateral until the amount of accrued and unpaid interest on the senior loans exceeds the undisbursed portion of the interest that the Trust prepaid pursuant to the January 1993 Amendments. This consent is expected to expire on February 24, 1994, at which time the Trust will have to obtain either an extension of the senior lenders' consent or Bankruptcy Court approval in order to continue to use the Trust's cash (whether or not such use is in the ordinary course of the Trust's business). A hearing before the Bankruptcy Court is scheduled for February 22, 1994 to consider (i) the Trust's application to use its cash without making current payments of principal and interest on the senior loans and (ii) the senior lenders' motion to require the Trust to make certain principal payments on the senior loans and to pay interest thereon at the non-default rate.

On November 2, 1993, the Trust filed with the Bankruptcy Court a disclosure statement (the "Disclosure Statement") and related Chapter 11 plan of reorganization (the "Original Plan"). The basis for the Original Plan is a joint proposal the Trust received in June 1993 from certain holders of its Subordinated Notes and Shares of Beneficial Interest. The Original Plan provides for the transfer of most of the Trust's assets to a subsidiary ("Newco") and the distribution of all Newco's common stock to the holders of Subordinated Notes in full satisfaction of the Trust's obligations in respect thereof. Newco would assume all of the Trust's obligations to its senior lenders on restructured terms. The senior loans would be secured by substantially all of the assets transferred to Newco. The restructured company (the "Reorganized Trust") would emerge as an essentially debt-free entity and its assets would be released from the senior lenders' existing liens. The shares of the Reorganized Trust would continue to be owned by the existing holders of the Shares of

Beneficial Interest. In addition, Newco would issue 300,000 shares of preferred stock to the Reorganized Trust in exchange for $300,000.

The Disclosure Statement was approved by the Bankruptcy Court on December 16, 1993, and was subsequently circulated to all holders of the Trust's senior indebtedness, Subordinated Notes and Shares of Beneficial Interest, together with ballots to accept or reject the Original Plan. The Trust obtained the requisite consents to the Original Plan in January 1994, and on January 24, 1994, the Bankruptcy Court entered an order confirming the Original Plan, as modified by a Modification dated January 19, 1994 (as so modified, the "Plan"). The Plan is substantially the same as the Original Plan except that (i) the interest rate on the senior loan to Newco was increased, (ii) the average maturity of such loan was reduced and (iii) the Reorganized Trust will receive $6 million principal amount of such senior loan in lieu of $6 million of cash that it was to have retained under the Original Plan. The period during which an interested party may appeal the order confirming the Plan has expired, and no interested party has filed a notice of appeal thereof. Consummation of the Plan is subject to the satisfaction of certain conditions, some of which are outside the Trust's control.

As currently modified, the Plan contemplates that the Trust will transfer a portion of its mortgage loans and all of its foreclosed real estate to a wholly-owned subsidiary. The Trust intends to seek Bankruptcy Court approval to permit the Reorganized Trust to retain the assets that would otherwise be transferred to this subsidiary. On the basis of information available to it at this time, the Trust anticipates that this modification of the Plan will be approved and that the Plan, as so modified, will be consummated before the end of March 1994.

ITEM 5.  OTHER INFORMATION

REIT STATUS

The Trust believes that it has operated, and expects that it will continue to operate, in such manner as to qualify for taxation as a real estate investment trust (a "REIT") under the Internal Revenue Code (the "Code"), but no assurance can be given that it will at all times so qualify. To qualify as a REIT, the Trust must satisfy various requirements under the Code, including requirements concerning the nature and composition of its income and assets. Generally, an entity can qualify as a REIT only if 95 percent of its gross income constitutes "qualifying income" as defined in Section 856 of the Code (the "95% Test"). Because more than 5% of the Trust's gross income during the taxable years ending June 30, 1992 (the "1992 Year") and June 30, 1993 (the "1993 Year"), consisted of income from an interest rate swap and because it is uncertain whether income derived from such interest rate swaps constitutes qualifying income, it is unclear whether the Trust satisfied the 95% Test for the 1992 Year and the 1993 Year. The Trust believes that such income should be treated as qualifying income for purposes of the 95% Test and has filed a request for a ruling from the Internal Revenue Service (the "IRS") to confirm that such treatment is appropriate. No assurance can be given, however, that the IRS will issue a favorable ruling.

In addition, in order to qualify as a REIT, the Trust must distribute at least 95% of its REIT taxable income. Under the Trust's senior credit agreements, the Trust is prohibited from declaring or paying any distributions or dividends to its shareholders. In addition, the Trust cannot pay dividends to its shareholders during its Chapter 11 proceedings without Bankruptcy Court approval. Accordingly, if it were to have taxable income for any year prior to the later of the termination of its senior credit agreements or the Trust's emergence from Chapter 11, the Trust would be subject to corporate income tax unless appropriate waivers of the prohibition were provided by the Trust's senior lenders. However, since the Trust does not expect to have taxable income while this prohibition is in effect, it does not expect to incur such a tax.

So long as the Trust qualifies as a REIT and satisfies the 95% distribution requirement, the Trust will generally be taxable only on its undistributed taxable income. Distributions out of current or accumulated earnings and profits will be taxed to shareholders as ordinary income or capital gain, as the case may be. Distributions in excess of the Trust's accumulated and current earnings and profits will constitute a nontaxable return of capital to the shareholders (except insofar as such distributions exceed the cost basis of the Shares of Beneficial Interest), but will result in a corresponding reduction in the cost basis of the Shares of Beneficial Interest. The Trust will notify each shareholder of the proportion of distributions made during the taxable year which constitutes ordinary income, capital gain or a return of capital. Distributions by the Trust will normally not be eligible for the dividends received deduction for corporations. Should the Trust incur losses, shareholders will not be entitled to include such losses in their individual income tax returns.

If the Trust does not qualify as a REIT in any taxable year, it will be taxed as a corporation pursuant to Subchapter C of the Code. In determining its potential liability for tax as a corporation, the Trust believes, assuming it does not undergo an ownership change that would limit the use of net operating loss carryovers under Section 382 of the Code, that it would be able to utilize its net operating loss carryovers and other tax benefits to shelter itself from regular federal income taxation and, in substantial part, from alternative minimum taxation. However, if the Trust were to undergo an ownership change (other than an ownership change pursuant to a bankruptcy plan that meets the requirements of Section 382(l)(5) of the Code), the ability of the Trust to use its net operating loss carryforwards to offset income earned by the Trust after the ownership change would be severely limited, as would the Trust's ability to deduct losses recognized on certain sales of assets occurring after the ownership change. Accordingly, the Trust believes that, if it ceased to qualify as a REIT and became taxable as a regular corporation, it could incur substantial liability for federal income taxes in the event of an ownership change not meeting the requirements of Section 382(l)(5) of the Code.

If the Trust ceases to qualify as a REIT, funds available for distribution to shareholders would be reduced by the amount of any tax liability payable by the Trust to federal tax authorities. Such distributions, if any, would not be deductible by the Trust in computing its taxable income but would be eligible for the dividends received deduction for corporate shareholders to the extent paid out of the Trust's current and cumulative earnings and profits. In addition, unless entitled to relief under specific statutory provisions, the Trust would be ineligible for REIT status for the succeeding four taxable years.

The foregoing description is general in character. For a complete description, reference should be made to the pertinent Code sections and the Regulations issued thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        (10.1) Promissory Note dated October 22, 1993 between Registrant and Robert Ted Enloe III.

        (10.2) Stock Pledge and Security Agreement dated October 22, 1993 between Registrant and Robert Ted Enloe III.

        (10.3) First Amended Plan of Reorganization of the Registrant dated December 14, 1993 (incorporated by reference from the Registrant's report on Form 8-K dated February 9, 1994).

        (10.4) Modification dated January 19, 1994 of the First Amended Plan of Reorganization of the Registrant (incorporated by reference from the Registrant's report on Form 8-K dated February 9, 1994).

(b)     Reports on Form 8-K:

        The Registrant filed a report on Form 8-K dated January 7, 1994 to report that the Registrant, certain of the Registrant's senior secured lenders, the members of the Official Unsecured Creditors and the Official Committee of Equity Securities Holders executed a Stipulation and Agreement Suspending Plan Litigation setting forth an agreement in principle which would resolve certain potential disputes regarding the treatment of the senior secured lenders under the plan of reorganization of the Registrant.

        The Registrant filed a report on Form 8-K dated February 9, 1994, to report that on January 24, 1994, the Bankruptcy Court entered an order confirming a plan of reorganization for the Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                           LIBERTE INVESTORS



Date:  February 10, 1994            By:    /s/ TED ENLOE
                                           ------------------------------------
                                           Ted Enloe
                                           President and Chief Executive Officer


Date:  February 10, 1994            By:    /s/ B. A. BREEDING
                                           ------------------------------------
                                           B. A. Breeding
                                           Senior Vice President - Control

                               LIBERTE INVESTORS

                               INDEX TO EXHIBITS





                                                                   Sequentially
      Exhibit No.                                                 Numbered Pages
      -----------                                                 --------------
        (10.1)    Promissory Note dated October 22, 1993 between
                  Registrant and Robert Ted Enloe III.

        (10.2)    Stock Pledge and Security Agreement dated
                  October 22, 1993 between Registrant and
                  Robert Ted Enloe III.

        (10.3)    First Amended Plan of Reorganization of the
                  Registrant dated December 14, 1993 (incorporated by reference from the Registrant's report on Form 8-K dated February 9, 1994).

        (10.4)    Modification dated January 19, 1994 of the
                  First Amended Plan of Reorganization of the
                  Registrant (incorporated by reference from the Registrant's report on Form 8-K dated
                  February 9, 1994).