Form 10-Q
period 1994-03-31
LIBERTE INVESTORS/
filed 1994-05-13
CIK 60153

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---    EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                      OR

- - ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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
                                                      YES   X       NO
                                                          -----        -----

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                      YES   X *     NO
                                                          -----        -----

* The registrant's confirmed plan of reorganization did not provide for a distribution of securities; however, all required documents and reports have been timely filed by the Registrant both prior to and after confirmation.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's class of securities as of May 6, 1994: Shares of Beneficial Interest, no par - 12,423,208 shares.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1994
                               LIBERTE INVESTORS


                                     INDEX


                                                                                                            Page
                                                                                                            ----
PART I - FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

       Consolidated Balance Sheet - March 31, 1994 Pro Forma, March 31, 1994
          and June 30, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3

       Consolidated Statement of Operations - Quarter and Nine Months Ended
          March 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4

       Consolidated Statement of Cash Flows - Nine Months Ended
          March 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5

       Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .            6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . .            8

PART II - OTHER INFORMATION

   ITEM 1.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14

   ITEM 5.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .           18

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           19

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
LIBERTE INVESTORS AND SUBSIDIARY
(Debtor-in-possession)

                                                           March 31, 1994
                                                              Pro Forma           March 31, 1994       June 30, 1993
                                                             (Unaudited)             (Unaudited)         (See Note)
                                                           --------------         ---------------      -------------
Assets
Mortgage loans on real estate:
    Earning                                                 $   7,478,000         $    77,557,437       $  113,126,692
    Nonearning                                                  6,868,000              16,700,636           24,442,450
Foreclosed real estate:
    Earning                                                            --              73,417,202           73,065,058
    Nonearning                                                 23,840,000              81,465,181           91,351,468
                                                               38,186,000             249,140,456          301,985,668
Less:  Allowance for possible losses                           15,875,000              42,044,800           53,938,817
                                                               22,311,000             207,095,656          248,046,851

Cash and cash equivalents                                       6,586,000               5,457,133            2,428,902
Restricted cash investments                                       438,000              34,242,690            5,368,318
Note receivable                                                 6,000,000                      --                   --
Accrued interest and other receivables                            342,000                 982,167            1,514,551
Other assets                                                      542,000                 576,803            4,216,111
                                                            -------------         ---------------       --------------
                                                            $  36,219,000         $   248,354,449       $  261,574,733
                                                            =============         ===============       ==============
- - ----------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Liabilities
Prepetition liabilities not subject to compromise:
    Escrow deposits                                         $          --         $     1,553,799       $    2,036,631
Prepetition liabilities subject to compromise:
    Notes payable                                                      --              83,127,839           87,725,250
    Subordinated notes                                                 --             100,000,000          100,000,000
    Accrued management fees                                            --                      --              216,814
    Accrued interest and other liabilities                             --              10,606,192            8,004,817
Postpetition liabilities:
    Accrued interest and other liabilities                        712,000               4,560,432                   --
                                                            -------------         ---------------       --------------
                                                                  712,000             199,848,262          197,983,512
Shareholders' Equity
Shares of Beneficial Interest, no par
    value, unlimited authorization:
    12,423,208 issued and outstanding at
    March 31, 1994 and 11,773,208
    issued and outstanding at June 30, 1993                    35,507,000              48,506,187           63,591,221
                                                            -------------         ---------------       --------------
                                                            $  36,219,000         $   248,354,449       $  261,574,733
                                                            =============         ===============       ==============

NOTE: The balance sheet at June 30, 1993 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
(Debtor-in-Possession)

                                                  Quarter Ended                       Nine Months Ended
                                                     March 31                             March 31
                                          -------------------------------      ------------------------------
                                              1994              1993                1994            1993
                                          -------------   ---------------      -------------   --------------
Income
Mortgage loan interest                    $   1,514,118    $    2,902,212      $   5,412,178    $   8,760,532
Temporary investment interest                    39,385            35,236            126,892          240,520
Foreclosed real estate and other              1,232,519           989,488          3,980,057        2,285,266
                                          -------------    --------------      -------------    -------------
                                              2,786,022         3,926,936          9,519,127       11,286,318
                                          -------------    --------------      -------------    -------------

Expenses
Interest (contractual interest was
  $3,768,500 and $12,150,318 for the
  quarter and nine months ended
  March 31, 1994, respectively)               1,143,500         4,369,407          7,600,318       11,975,553
Provision for possible losses                 2,975,000         1,000,000          3,175,000        6,250,000
Management fees                                 544,095           718,340          1,737,524        2,267,143
Legal and audit                                 120,000           630,000            705,000        1,455,000
Trustees' fees and expenses                      85,088            80,154            229,980          264,578
Foreclosed real estate                          754,390           879,685          2,329,078        2,594,855
Debt restructure                                     --                --          2,132,902        1,352,545
Other                                           550,019           575,016          2,092,528        1,584,672
                                          -------------    --------------      -------------    -------------
                                              6,172,092         8,252,602         20,002,330       27,744,346
                                          -------------    --------------      -------------    -------------
Net loss before reorganization
  items                                      (3,386,070)       (4,325,666)       (10,483,203)     (16,458,028)

Reorganization items:
     Professional fees                       (4,174,211)               --         (5,483,036)             --
     Interest earned on accumulated
       cash resulting from
       Chapter 11 proceedings                   225,688                --            271,830              --
                                          -------------    --------------      -------------    -------------
                                             (3,948,523)               --         (5,211,206)             --
                                          -------------    --------------      -------------    -------------
Net loss                                  $  (7,334,593)   $   (4,325,666)     $ (15,694,409)   $ (16,458,028)
                                          =============    ==============      =============    =============

Net loss per Share of
  Beneficial Interest:
     Loss before reorganization items             $(.27)            $(.37)            $ (.86)          $(1.40)
     Reorganization items                          (.32)               --               (.43)              --
                                                  -----             -----              ------           ------
     Net loss                                     $(.59)            $(.37)            $(1.29)          $(1.40)
                                                  =====             =====              ======           ======

Weighted average number of
  Shares of Beneficial Interest              12,423,208        11,773,208         12,155,142       11,793,912

Cash dividends declared per share                    --                --                 --                --


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
(Debtor-in-Possession)

                                                                              Nine Months Ended
                                                                                   March 31
                                                                    ------------------------------------------
                                                                         1994                        1993
                                                                    --------------             ---------------
Operating activities:
     Net loss before reorganization items                           $  (10,483,203)            $   (16,458,028)
     Noncash expenses and revenues included
       in net loss:
          Provision for possible losses                                  3,175,000                   6,250,000
     Net change in other receivables, assets
       and liabilities                                                   7,351,609                  (3,450,465)
                                                                    --------------             ---------------
          Net cash provided (used) by operating
            activities before reorganization items                          43,406                 (13,658,493)
                                                                    --------------             ---------------

Interest earned on accumulated cash resulting
  from Chapter 11 proceedings                                              271,830                          --
Professional fees                                                         (894,588)                         --
                                                                    --------------             ---------------
     Net cash used by reorganization items                                (622,758)                         --
                                                                    --------------             ---------------

     Net cash used by operating activities                                (579,352)                (13,658,493)
                                                                    --------------             ---------------

Investing activities:
     Collections on mortgage loans                                      26,940,224                  25,476,277
     Advances on mortgage loans                                           (314,387)                 (1,554,705)
     Expenditures on foreclosed real estate                             (2,012,645)                 (2,655,193)
     Sales and basis reductions of foreclosed real estate               12,466,174                  20,856,490
     Net purchases of restricted cash investments                      (28,874,372)                 (6,102,142)
                                                                    --------------             ---------------
          Net cash provided by investing activities                      8,204,994                  36,020,727
                                                                    --------------             ---------------

Financing activities:
     Decrease in notes payable                                          (4,597,411)                (29,552,912)
                                                                    --------------             ---------------
          Net cash used by financing activities                         (4,597,411)                (29,552,912)
                                                                    --------------             ---------------

Net increase (decrease) in unrestricted cash
  and cash equivalents                                                   3,028,231                  (7,190,678)
Unrestricted cash and cash equivalents at
  beginning of period                                                    2,428,902                  11,073,535
                                                                    --------------             ---------------
Unrestricted cash and cash equivalents at
  end of period                                                     $    5,457,133             $     3,882,857
                                                                    ==============             ===============

Schedule of noncash investing and financing activities:
     Transfer of mortgage loans to foreclosed
          real estate                                               $   13,729,234             $     5,334,478
     Charge-offs to allowance for possible losses, net              $   15,069,017             $    16,870,073
     Sale of foreclosed real estate financed by
          mortgage loans                                            $    3,888,112             $    14,679,561


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
MARCH 31, 1994

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1994. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K of Liberte Investors, for the fiscal year ended June 30, 1993.

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

NOTE B - RECLASSIFICATIONS

Certain June 30, 1993 balances have been reclassified to conform to the March 31, 1994 presentation.

NOTE C - PRO FORMA FINANCIAL INFORMATION

On January 24, 1994, the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") entered an order confirming a modified plan of reorganization (the "Plan") for the Trust. Under the Plan, most of the Trust's assets will be transferred to Resurgence Properties Inc. ("RPI") and RPI's common stock will be distributed to the holders of the Trust's outstanding subordinated indebtedness in full satisfaction of such holders' claims against the Trust. RPI will assume all of the Trust's obligations to its senior lenders on restructured terms. The restructured company (the "Reorganized Trust") will emerge as an essentially debt-free entity, the shares of which will continue to be owned by the existing holders of the Shares of Beneficial Interest. See "Part II - ITEM 1. LEGAL PROCEEDINGS."

On April 7, 1994, the Trust emerged from bankruptcy. The preceding unaudited pro forma balance sheet illustrates the pro forma effects of the transactions contemplated by the Plan on the financial condition of the Trust as of March 31, 1994 (assuming consummation of the Plan and payment of accrued reorganization expenses and claims had occurred on that date).

As part of this process, mortgage loans of $79.9 million, the related accrued interest receivable of $.6 million and foreclosed real estate of $131.0 million were transferred to RPI. An allowance for possible losses of $6.5 million on mortgage loans and $19.7 million on foreclosed real estate also were transferred.

The Trust paid closing costs, made debt payments and transferred cash to RPI totaling $29.3 million. After assuming payment of $3.4 million of accrued reorganization expenses and claims, the Trust was left with unrestricted cash and cash equivalents of $6.6 million and restricted cash and cash equivalents of $.4 million.

The Trust received a $6.0 million note receivable from RPI and $.3 million of preferred stock in RPI. The Trust transferred additional assets totaling $.3 million and liabilities for escrow deposits totaling $1.6 million to RPI and adjusted its accrued liabilities by $.2 million.

In accordance with the terms of the Plan of Reorganization, the Trust was relieved of its liability on the $83.1 million of senior debt, the $100.0 million of subordinated debt and the related $9.5 million of accrued interest on the subordinated debt. The recording of the above transactions resulted in a charge to equity of $13.0 million.

Fresh-start reporting, in which the emerging entities' assets and liabilities would have been adjusted to their fair value, was considered but deemed inappropriate since the reorganization value of the Trust's assets immediately before the confirmation of the Plan was not less than the total of all post-petition liabilities and allowed claims. Also, there was no change in control of the Trust's ownership. Thus the assets and liabilities of the emerging entities have not been adjusted to fair value.

In the opinion of management, the unaudited pro forma balance sheet reflects all adjustments necessary to present fairly such pro forma data; however, such a balance sheet is not necessarily indicative of what the actual financial position would have been on March 31, 1994 had the Plan been consummated and accrued reorganization expenses and claims paid on that date and is not necessarily indicative of future statements of financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On October 25, 1993 the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Until emergence from bankruptcy, the Trust managed its business as a debtor-in-possession subject to Bankruptcy Court approval of any actions outside the ordinary course of business. On January 24, 1994, the Bankruptcy Court entered an order confirming a modified plan of reorganization for the Trust (the "Plan"). The Plan was consummated on April 7, 1994.

Operations resulted in a loss of $7,334,593 for the quarter ended March 31, 1994, compared to a loss of $4,325,666 for the same period in fiscal 1993. Contributing to the larger loss were the following factors: an increase in the provision for possible losses and reorganization expense and a decrease in mortgage loan income. These factors were partially offset by: an increase in foreclosed real estate income and interest earned on accumulated cash resulting from Chapter 11 proceedings and a decrease in interest expense, legal and audit expense and management fees. The Trust cannot predict the size of the provision for possible losses in fiscal 1994, but will continue to monitor the status of each of its assets in light of current market conditions and to provide for possible losses in its mortgage loan portfolio and its foreclosed real estate portfolio as necessary.

Income on mortgage loans decreased from $2.9 million in the third quarter of fiscal 1993 to $1.5 million in the third quarter of fiscal 1994. The majority of the $1.4 million decrease was the result of a decrease in average earning loans. Average earning loans decreased from $148.7 million with a yield of 7.91% in the third quarter of fiscal 1993 to $79.5 million with a yield of 7.72% in the third quarter of fiscal 1994. The decrease in yield included amortization of deferred financing fees in the third quarter of fiscal 1993 which were fully amortized in the second quarter of fiscal 1994.

Income on mortgage loans decreased from $8.8 million for the first nine months of fiscal 1993 to $5.4 million for the first nine months of fiscal 1994. The $3.4 million decrease was the result of a decrease in the average earning loans, which more than offset a small increase in yield. Average earning loans decreased from $152.4 million with a yield of 7.66% for the first nine months of fiscal 1993 to $92.3 million with a yield of 7.81% for the first nine months of fiscal 1994.

Average nonearning loans for the third quarter of fiscal 1994 totaled $18.3 million compared to $17.6 million for the comparable period in fiscal 1993. Assuming that the yield on these loans would have been the same as the yield on earning loans had they been on earning status, income on mortgage loans would have been $.3 million higher in both the third quarter of fiscal 1994 and 1993. Average nonearning loans for the first nine months of fiscal 1994 totaled $25.1 million compared to $20.0 million for the comparable period of fiscal 1993. Assuming that the yield on these loans would have been the same as the yield on earning loans had they been on earning status, income on mortgage loans would have been $1.5 million higher for the first nine months of fiscal 1994 and $1.1 million higher for the first nine months of fiscal 1993. The Trust's efforts to reduce nonearning assets and improve the operating performance of real estate assets continues. These efforts include: monthly analysis of project revenues and expenses and the leasing activity of the project manager; regular visits to each project to review projections, operating budgets, maintenance, capital expenditures and performance of the project manager; listing of projects for sale and active monitoring of the activities of the listing broker; advertising and mail contact with national and regional sales prospects known to the Trust; auctions of certain selected properties; replacement of the project manager and/or listing agent if performance is unsatisfactory; and employing consultants to assist the Trust in developing strategies for leasing and selling certain assets, such as retail properties. Although the Trust has seen some general improvement in occupancy levels and some isolated improvement in rental rates, continuing problems in the real estate industry, including the lack of traditional bank financing for real estate transactions and generally depressed rents, the Trust could have increases in nonearning loans. The size of any increases in nonearning loans will be a function of the foregoing variables, and consequently cannot be quantified at this time.

There was no new loan production during the quarters ended March 31, 1994 and 1993. The Trust has not sought any new business in recent years and continues to limit new loan originations in accordance with its current policy of reducing its indebtedness and the size of its loan and foreclosed real estate portfolio.

Income on foreclosed real estate increased from $1.0 million in the third quarter of fiscal 1993 to $1.2 million in the third quarter of fiscal 1994, and from $2.3 million for the first nine months of fiscal 1993 to $4.0 million for the same period in fiscal 1994. This increase resulted from a change in the status of several projects from nonearning to earning status during the third quarter of fiscal 1993. This change in status was made due to improved occupancy levels.

Interest expense decreased from $4.4 million in the third quarter of fiscal 1993 to $1.1 million in the third quarter of fiscal 1994. Of the $3.3 million decrease, $2.7 million was the result of a decrease in the average cost of debt and $.6 million was the result of a decrease in the average debt outstanding. Average debt outstanding declined from $209.0 million with an average cost of 8.48% in the third quarter of fiscal 1993 to $183.1 million with an average cost of 2.53% for the same period in fiscal 1994. The decrease in average cost of debt includes the impact of ceasing to accrue interest on the Trust's $100.0 million principal amount 10 1/2% Subordinated Notes due June 1, 1993 (the "Subordinated Notes") when the Trust filed its Chapter 11 petition on October 25, 1993. Interest expense decreased from $12.0 million for the first nine months of fiscal 1993 to $7.6 million for the first nine months of fiscal 1994. Of the $4.4 million decrease, $2.0 million was the result of a decrease in average debt outstanding and $2.4 million was the result of a decrease in the average cost of debt. Average debt outstanding declined from $220.5 million with an average cost of 7.24% for the first nine months of fiscal 1993 to $183.5 million with an average cost of 5.52% for the same period in fiscal 1994. The average cost of debt decreased in fiscal 1994 as a result of the Trust ceasing to accrue interest on the Subordinated Notes. This was partially offset by the expiration of an interest rate swap, which had resulted in a reduction of interest expense, and the increase in the rate on the Trust's senior debt to the default rate of prime or the corporate base rate plus 200 basis points for the period beginning May 16, 1993, until the Trust filed its Chapter 11 petition on October 25, 1993. Average cost of debt for these purposes includes bank fees and other rate adjustments such as the net effect of the interest rate swap referred to above. This swap produced a reduction of interest costs of $184,000 in the third quarter of fiscal 1993 and $1,253,000 for the first nine months of fiscal 1993.

The provision for possible losses was $3.0 in the third quarter of fiscal 1994 compared to $1.0 million in the third quarter of fiscal 1993. The allowance for possible losses was $42.0 million at March 31, 1994, compared to $53.9 million at June 30, 1993 and $48.4 million at March 31, 1993. While the Trust believes the allowance for possible losses is adequate at March 31, 1994, management will continue to periodically review the portfolio using then current information to make the estimates and assumptions that are used to determine the allowance for loan losses and the valuation of the real estate acquired in connection with foreclosures or in satisfaction of loans. These estimates and assumptions are susceptible to significant changes due to changes in the market conditions upon which they are based.

The provision for possible losses on mortgage loans was a reversal of $1.4 million in the third quarter of fiscal 1994 compared to no provision for possible losses on mortgage loans in the third quarter of fiscal 1993. The $1.4 million reversal of unallocated reserves on mortgage loans was in anticipation of the transfer of 85% of the Trust's mortgage loans to RPI. Upon emergence from bankruptcy, the Trust's mortgage loans decreased from $94.3 million at March 31, 1994, to $14.3 million.

The provision for possible losses on foreclosed real estate was $4.4 million in the third quarter of fiscal 1994 compared to $1.0 million in the third quarter of fiscal 1993. The provision for possible losses on foreclosed real estate in the third quarter of fiscal 1994 includes (i) a provision for condominium lots that were sold for less than book value in an all cash sale, (ii) provisions on two properties that are secured by development rights that expire in the near future and the extensions on those rights have become somewhat questionable and
(iii) increases in estimates of future losses on disposition of foreclosed real estate. The allowance for losses on foreclosed real estate was $32.0 million at March 31, 1994, compared to $28.8 million at March 31, 1993. At March 31, 1994, foreclosed real estate totaled $154.9 million compared to $160.2 million at March 31, 1993. Any loss incurred upon foreclosure of collateral underlying a loan is charged to the allowance for possible losses on mortgage loans.

The following is a summary of transactions affecting the Trust's allowance for possible losses for the nine months ended March 31, 1994, compared to the nine months ended March 31, 1993:

                                                               Nine Months Ended March 31, 1994
                                                      -------------------------------------------------
                                                         Mortgage        Foreclosed
                                                          Loans          Real Estate         Total
                                                      -------------     -------------     -------------
Balance July 1, 1993                                  $  17,728,367     $  36,210,450     $  53,938,817
Provision for possible losses                               200,000                --           200,000
Amounts charged off, net of recoveries                     (509,622)         (461,960)         (971,582)
                                                      -------------     -------------     -------------
Balance September 30, 1993                               17,418,745        35,748,490        53,167,235

Provision for possible losses                                    --                --                --
Amounts charged off, net of recoveries                     (970,398)       (5,370,596)       (6,340,994)
                                                      -------------     -------------     -------------
Balance December 31, 1993                                16,448,347        30,377,894        46,826,241

Provision for possible losses                            (1,408,000)        4,383,000         2,975,000
Amounts charged off, net of recoveries                   (5,040,794)       (2,715,647)       (7,756,441)
                                                      -------------     -------------     -------------
Balance March 31, 1994                                $   9,999,553     $  32,045,247     $  42,044,800
                                                      =============     =============     =============

                                                              Nine Months Ended March 31, 1993
                                                      -------------------------------------------------
                                                         Mortgage        Foreclosed
                                                          Loans          Real Estate         Total
                                                      -------------     -------------     -------------
Balance July 1, 1992                                  $  23,275,974     $  35,765,577     $  59,041,551
Provision for possible losses                               702,000         1,448,000         2,150,000
Amounts charged off, net of recoveries                     (543,765)       (3,156,665)       (3,700,430)
                                                      -------------     -------------     -------------
Balance September 30, 1992                               23,434,209        34,056,912        57,491,121

Provision for possible losses                                    --         3,100,000         3,100,000
Amounts charged off, net of recoveries                   (2,007,728)       (2,418,941)       (4,426,669)
                                                      -------------     -------------     -------------
Balance December 31, 1992                                21,426,481        34,737,971        56,164,452

Provision for possible losses                                    --         1,000,000         1,000,000
Amounts charged off, net of recoveries                   (1,817,240)       (6,925,734)       (8,742,974)
                                                      -------------     -------------     -------------
Balance March 31, 1993                                $  19,609,241     $  28,812,237     $  48,421,478
                                                      =============     =============     =============


Management fees were lower in the third quarter of fiscal 1994 than in the comparable period in fiscal 1993 because invested assets, upon which the management fees are based, were lower in the third quarter of fiscal 1994 compared to the third quarter of fiscal 1993. Debt restructure expense includes expenses incurred prior to October 25, 1993 (when the Trust filed its Chapter 11 petition) for legal and financial advisors and consultants' fees for the Trust and certain representatives of the Trust's subordinated noteholders and shareholders. Reorganization expense includes accrued amounts incurred since the filing of the Chapter 11 petition for legal and financial advisors and consulting fees for the Trust and certain representatives of the Trust's subordinated noteholders, senior debt holders and shareholders. The Trust has accumulated cash during the Chapter 11 proceedings because during such proceedings it has not been permitted to pay interest on the subordinated debt. Interest earned on this accumulation of cash totaled $226,000 and was earned on an average balance of $28.0 million for the third quarter at a yield of 3.22%.


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

Prior to its emergence from bankruptcy, the Trust's principal funding requirements were operating expenses, interest expense and the repayment of its indebtedness. (Since emergence from bankruptcy, the Trust is debt-free.) Subsequent to emergence, the Trust anticipates that its primary sources of funding operating expenses will be its collections on mortgage loans and proceeds from the sale of foreclosed property.

Operating activities for the first nine months of fiscal 1994 used $579,000 compared to $13,658,000 used in the first nine months of fiscal 1993. The table below reflects cash flow from operating activities (in thousands):

                                                                    Nine Months Ended
                                                                         March 31
                                                               -----------------------------
                                                                 1994                1993
                                                               --------           ----------
        Total income                                           $  9,519           $   11,286
        Interest expense                                         (7,600)             (11,975)
                                                               --------           ----------
        Net interest margin                                       1,919                 (689)
        Operating expenses                                       (9,227)              (9,519)
        Net change in other receivables, assets
          and liabilities                                         7,352               (3,450)
        Reorganization items                                       (623)                  --
                                                               --------           ----------
        Net cash used by
          operating activities                                 $   (579)          $  (13,658)
                                                               ========           ==========

Net cash provided by investing activities for the first nine months of fiscal 1994 was $8,205,000 compared to $36,021,000 provided in the first nine months of fiscal 1993. The table below reflects cash flow from investing activities (in thousands):

                                                                   Nine Months Ended
                                                                        March 31
                                                              ------------------------------
                                                                 1994                 1993
                                                              ---------            ---------
        Collections on mortgage loans                         $  26,940            $  25,476
        Advances on mortgage loans                                 (314)              (1,555)
        Sales and basis reductions of foreclosed
          real estate                                            12,466               20,857
        Expenditures on foreclosed real estate                   (2,013)              (2,655)
        Net purchases of restricted cash
          investments                                           (28,874)              (6,102)
                                                              ---------            ---------
        Net cash provided by investing activities             $   8,205            $  36,021
                                                              =========            =========

Debt was reduced by $4,597,000 in the first nine months of fiscal 1994 compared to $29,553,000 in the first nine months of fiscal 1993. The Trust ceased making principal payments on its senior debt in August 1993.

Amounts to be advanced under existing commitments were reduced from $903,778 at June 30, 1993 to $479,167 at March 31, 1994. The pro forma amount to be advanced at March 31, 1994, was $156,905.

At March 31, 1994, the Trust had $83.1 million of senior indebtedness and $100 million of 10 1/2% subordinated notes outstanding. This debt was satisfied in full upon the Trust's emergence from bankruptcy on April 7, 1994.

On October 25, 1993, the Trust filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court. Until emergence from bankruptcy, the Trust managed its business as a debtor-in-possession subject to Bankruptcy Court approval of any actions outside the ordinary course of business. See "Part II - ITEM 1. LEGAL PROCEEDINGS" below.

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

The Disclosure Statement was approved by the Bankruptcy Court on December 16, 1993, and was subsequently circulated to all holders of the Trust's senior indebtedness, Subordinated Notes and Shares of Beneficial Interest, together with ballots to accept or reject the Original Plan. The Trust obtained the requisite consents to the Original Plan in January 1994, and on January 24, 1994, the Bankruptcy Court entered an order confirming a modified plan of reorganization for the Trust (the "Plan"). On April 7, 1994, the Trust emerged from bankruptcy. Pursuant to the Plan, certain assets and liabilities were transferred to RPI and RPI's common stock was distributed to the holders of the Trust's outstanding subordinated indebtedness in full satisfaction of such holders' claims against the Trust. See "Part I - Note C - PRO FORMA FINANCIAL INFORMATION.".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Trust's Plan of Reorganization was approved on January 14, 1994, by the holders of the Shares of Beneficial Interest by the following vote:

         Shares Voted           Shares Voted               Shares
            "FOR"                "AGAINST"              "ABSTAINING"

          4,637,967               54,635                  7,730,606

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

In addition, in order to qualify as a REIT, the Trust must distribute at least 95% of its REIT taxable income. The Trust was prohibited from paying dividends to its shareholders by its senior debt agreements and during its Chapter 11 proceedings. Absent those restrictions, no dividends would have been paid because the Trust did not have taxable income.

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

TRANSFER RESTRICTIONS

In order to preserve the Trust's REIT status under the Code, there are certain restrictions on the transfer of Shares of Beneficial Interest, with such exceptions and pursuant to such procedures as are described in the Declaration of Trust. For the Trust to qualify as a REIT, not more than 50% in value of its outstanding Shares of Beneficial Interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year. The Shares of Beneficial Interest must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year, and certain other requirements as to assets, distributions and percentages of the Trust's gross income from particular activities must be met. The Declaration of Trust contains provisions prohibiting the ownership, directly or indirectly, by five or fewer individuals of more than 50% in value of the outstanding Shares of Beneficial Interest during the last half of the Trust's taxable year.

In order to avoid limitations on the use of the Trust's tax attributes, the Declaration of Trust generally prohibits the transfer of Shares of Beneficial Interest to any Person who is a holder of 5% or more of the Shares of Beneficial Interest or to any Person who would become a holder of 5% or more of the Shares of Beneficial Interest after giving effect to the transfer, directly or by attribution. "Person" for this purpose is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture or similar organization.

If a transfer violates this prohibition, either (i) the Shares of Beneficial Interest that were purported to be transferred in excess of the 5% limit will be deemed to remain the property of the initial transferor, or (ii) upon election by the Trust, such Shares of Beneficial Interest shall be transferred to an agent designated by the Trust, who will sell them in an arm's-length transaction, the proceeds of such sale to be allocated to the purported transferee up to (x) the amount paid by such transferee for such Shares of Beneficial Interest and (y) where the purported transfer was by gift inheritance or any similar transfer, the fair market value of such Shares of Beneficial Interest at the time of the purported transfer.

If the purported transferee has resold the Shares of Beneficial Interest to an unrelated party in an arm's-length transaction, the purported transferee will be deemed to have sold the Shares of Beneficial Interest as agent for the initial transferor, and will be required to transfer the proceeds of such sale to the agent designated by the Trust, except to the extent that the agent grants written permission to the purported transferee to retain a portion of the proceeds up to the amount that would have been payable to such transferee had the Shares of Beneficial Interest been sold by the agent rather than by the purported transferee.

The Declaration of Trust will further provide that the Trust may require, as a condition to the registration of the transfer of any Shares of Beneficial Interest, that the proposed transferee furnish to the Trust all information reasonably requested by the Trust with respect to the proposed transferee's direct or indirect ownership interests in Shares of Beneficial Interest.

The Board of Trustees of the Trust will have the power to preapprove transfers that would otherwise be prohibited under the foregoing provisions.

All certificates evidencing ownership of Shares of Beneficial Interest will bear a conspicuous legend referencing the transfer restrictions.

BOARD OF TRUSTEES

Pursuant to the Plan, immediately following consummation of the Plan, the Board of Trustees consisted only of Robert Ted Enloe III, Gene H. Bishop and Edward
W. Rose III.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        None.

(b)     Reports on Form 8-K:

        The Registrant filed a report on Form 8-K dated January 7, 1994, to report that the Registrant, certain of the Registrant's senior secured lenders, the members of the Official Unsecured Creditors and the Official Committee of Equity Securities Holders executed a Stipulation and Agreement Suspending Plan Litigation setting forth an agreement in principle which would resolve certain potential disputes regarding the treatment of the senior secured lenders under the plan or reorganization of the Registrant.

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

                                          LIBERTE INVESTORS



Date:  May 12, 1994                By:    /s/ TED ENLOE
                                          Ted Enloe
                                          President and Chief Executive Officer


Date:  May 12, 1994                By:    /s/ B. A. BREEDING
                                          B. A. Breeding
                                          Senior Vice President - Control