Form 10-K
period 1994-06-30
LIBERTE INVESTORS/
filed 1994-09-28
CIK 60153

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1994
                                      OR
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-6802

                               LIBERTE INVESTORS
             (Exact name of Registrant as specified in its charter)

 CREATED UNDER A DECLARATION OF TRUST                  75-1328153
       PURSUANT TO THE LAWS OF            (I.R.S. Employer Identification No.)
  THE COMMONWEALTH OF MASSACHUSETTS
   (State or other jurisdiction of
    incorporation or organization)

          1420 VICEROY DRIVE                             75235
            DALLAS, TEXAS               (Address of principal executive offices)

                                  214/879-5497
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                         ON WHICH REGISTERED
      -------------------                        ---------------------
 Shares of Beneficial Interest,                 New York Stock Exchange
       Without Par Value

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ * No / /
- - ---------------

* The registrant's confirmed plan of reorganization did not provide for a distribution of securities; however, all required documents and reports have been timely filed by the registrant both prior to and after confirmation.

     At September 15, 1994, the aggregate market value of the registrant's shares of Beneficial Interest held by non-affiliates was $18,971,000.

     The number of Shares of Beneficial Interest outstanding as of September 15, 1994 was 12,423,208 shares.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               LIBERTE INVESTORS

               FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1994

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
                                           PART I

 ITEM  1  BUSINESS....................................................................    1
 ITEM  2  PROPERTIES..................................................................    7
 ITEM  3  LEGAL PROCEEDINGS...........................................................    7
 ITEM  4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................    7

                                          PART II

 ITEM  5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS...    8
 ITEM  6  SELECTED FINANCIAL DATA.....................................................    8
 ITEM  7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS................................................................    9
 ITEM  8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................   16
 ITEM  9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE................................................................   16

                                          PART III

 ITEM 10  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................   17
 ITEM 11  EXECUTIVE COMPENSATION......................................................   18
 ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............   20
 ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................   21

                                          PART IV

 ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K..................................................................   23

                                     PART I

ITEM 1. BUSINESS

ACTIVITIES

     Liberte Investors ("LBI" or the "Trust") is an unincorporated voluntary association of the type commonly termed as a Massachusetts business trust organized under the laws of the Commonwealth of Massachusetts pursuant to a Declaration of Trust dated June 26, 1969, as amended. LBI derives its income principally from interest on mortgage loans to builders, developers and other borrowers and interest income on short-term investments. The Trust believes that it has operated, and expects that it will continue to operate, in such manner as to qualify for taxation as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), but no assurance can be given that it will at all times so qualify. See "Item 1. BUSINESS -- Federal Income Tax."

     Prior to 1991, the principal business activity of LBI was investing in mortgage loans -- primarily first mortgage construction loans and first mortgage acquisition and development loans. Secondarily, LBI invested in other secured or guaranteed loans related directly or indirectly to real estate. LBI also issued standby loan commitments and made other types of investments as the Trustees deemed advisable from time to time. Over the past six fiscal years, however, the Trust has progressively curtailed its lending activities and has reduced the size of its mortgage loan and real estate portfolio. Due to a nationwide decline in real estate values and a material reduction in the funding sources available to developers, which has eroded their ability to repay the construction loans and the acquisition and development loans made by the Trust, the Trust adopted a policy of reducing indebtedness and virtually ceased making new mortgage investments in January 1991. Since that time, it has concentrated its efforts on liquidating its mortgage loan and real estate investments for cash and notes for the purpose of retiring its senior indebtedness.

     The Trust's cash was not adequate to repay its senior indebtedness when it matured on April 1, 1993 or to repay the Trust's $100 million of 10 1/2% Subordinated Notes (the "Subordinated Notes") when they matured on June 1, 1993.

     On October 25, 1993, the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On November 2, 1993, the Trust filed with the Bankruptcy Court a disclosure statement and related plan of reorganization. An order was entered by the Bankruptcy Court confirming a modified plan of reorganization for the Trust on January 24, 1994. On April 7, 1994, the Trust emerged from bankruptcy. Pursuant to the plan of reorganization, certain assets and liabilities were transferred to Resurgence Properties Inc. ("RPI") and RPI's common stock was distributed to the holders of the Trust's outstanding subordinated indebtedness in full satisfaction of such holders' claims against the Trust.

     Lomas Management, Inc. (the "Manager"), pursuant to a management agreement, advises the Trust with respect to the disposition of its investments and administers the day-to-day operations of the Trust, subject to the supervision of the Trust's Chief Executive Officer and the Board of Trustees. The Manager is a wholly-owned subsidiary of Lomas Financial Corporation. See "Item 1.
BUSINESS -- Management Agreement" and "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Transactions with LFC." The term "LFC" as used herein means Lomas Financial Corporation and its subsidiaries unless the context in which it is used indicates otherwise.

     The Trust's mortgage loan portfolio at June 30, 1994 was as follows:

                                                         NUMBER      COMMITMENT       AMOUNT
                       TYPE OF LOAN                     OF LOANS      AMOUNT*       OUTSTANDING*
    --------------------------------------------------  --------     ----------     -----------
    First mortgage loans
      Acquisition & development loans.................      4        $1,016,966      $1,016,966
      Completed properties:
         Shopping centers.............................      1         4,800,000       4,800,000
                                                           --        ----------      ----------
         Total first mortgage loans...................      5         5,816,966       5,816,966
    Second mortgage loans.............................      1            50,233          50,233
    Other loans.......................................      8           263,757         263,757
                                                           --        ----------      ----------
                                                           14        $6,130,956      $6,130,956
                                                           ==        ==========      ==========

- - ---------------
*Net of repayments.

     The interest rates on the Trust's investments in loans at June 30, 1994 ranged from 7.0% to 13% on the outstanding balances.

     At June 30, 1994, the Trust's portfolio of mortgage commitments aggregated $6,130,956, all of which was outstanding. At June 30, 1993, the Trust's portfolio of mortgage commitments aggregated $138,472,920, of which $137,569,142 was outstanding and $903,778 remained to be advanced. The Trust's mortgage loan portfolio had a weighted average yield on earning assets of 8.27% per annum and 7.36% per annum at June 30, 1994 and June 30, 1993, respectively. At June 30, 1994, the Trust had ceased to accrue interest on $272,308 of loans (0.7% of total assets) compared to $24,442,450 of loans (9.3% of total assets) at June 30, 1993. See "Item 1. BUSINESS -- Nonaccrual of Interest, Foreclosures and Loan Loss Reserve" for information on nonearning assets. The remaining weighted average contractual term on the Trust's portfolio of mortgage loans at June 30, 1994 was approximately one month.

FIRST MORTGAGE ACQUISITION AND DEVELOPMENT LOANS

     At June 30, 1994, first mortgage acquisition and development loans aggregated $1,016,966, or 16.6% of the Trust's outstanding loan portfolio. These loans were made to finance the acquisition of land and the installation thereon of utilities, amenities and drainage, sewage and road systems in accordance with engineering, architectural, land planning and other requirements.

     Although the Trust did not originate new loans in fiscal 1994, the Trust continues to make acquisition loans in order to facilitate the sale of foreclosed real estate. A cash downpayment of 20% is normally required, and the financing terms generally do not exceed five years, with many financings being for less than five years. The loans are made at market rates of interest and are generally fixed-rate loans; however, in some cases the rate may float in relation to the prime rate. The Trust made $3.9 million of this type of loan in fiscal 1994.

FIRST MORTGAGE COMPLETED PROPERTY LOANS

     Completed property loans to builders, developers or other borrowers are generally collateralized by a first mortgage on income-producing properties and are normally made for terms of five years or less. At June 30, 1994, the Trust held one first mortgage loan made for such purpose which had an aggregate outstanding balance of $4,800,000, or 78.3%, of the Trust's outstanding loan portfolio.

OTHER LOANS

     The Trust has made loans to facilitate the settlement of miscellaneous deficiencies due from borrowers. The Trust has not sought financing of this type. At June 30, 1994, the Trust held loans made for this purpose which had an aggregate outstanding balance of $263,757, or 4.3%, of the Trust's outstanding loan portfolio.

INVESTMENT ORIGINATIONS

     There were no investment originations during fiscal 1994 and fiscal 1993. The Trust does not consider loans made to facilitate the sale of foreclosed real estate to be new investment originations. Now that the Trust has emerged from Chapter 11, it may, in the future, consider new investments.

PORTFOLIO MANAGEMENT AND DEBT REDUCTION

     Since January 1991, the Trust has followed a policy of reducing indebtedness and thus has virtually ceased making new mortgage investments and has concentrated its efforts on liquidating its mortgage loans and real estate investments for the purpose of retiring its senior indebtedness.

     Upon emergence from bankruptcy the Trust was, and at June 30, 1994, the Trust is, debt free. It has continued to concentrate its efforts on enhancing the operating results and liquidity of its real estate properties.

NONACCRUAL OF INTEREST, FORECLOSURES AND LOAN LOSS RESERVE

     The Trust discontinues the accrual of interest income when circumstances exist which cause the collection of interest to be doubtful. The determination to discontinue accruing interest is made after a review by the Manager of all relevant facts, including delinquency of principal and/or interest and the credit of the borrower. Loans classified as nonearning are loans on which the accrual of interest has been discontinued.

     At June 30, 1994, the Trust's nonearning assets aggregated $25,479,310, which consisted of: (i) $272,308 (or 0.8% of total assets) of loans with respect to which the Trust had ceased to accrue interest; and (ii) $25,207,002 (or 69.4% of total assets) of investments in foreclosed real estate. At June 30, 1994, the Trust had no investments in foreclosed real estate which were classified as earning assets. At June 30, 1993, the Trust's nonearning assets aggregated $115,793,918, which consisted of: (i) $24,442,450 (or 9.3% of total assets) of loans with respect to which the Trust had ceased to accrue interest and (ii) $91,351,468 (or 34.9% of total assets) of investments in foreclosed real estate. At that date, the Trust had $73,065,058 of investments in foreclosed real estate which were classified as earning assets. The decrease in nonearning investments from June 30, 1993 to June 30, 1994 resulted from: (i) sales of nonearning foreclosed real estate and (ii) the transfer of assets upon emergence from Chapter 11. See NOTE E of "Notes to Consolidated Financial Statements."

     At June 30, 1994 and 1993, the Trust had no loans which were more than 90 days past due in interest but on which the Trust was continuing to accrue interest.

     The Trust maintains an allowance for possible losses on its investments in foreclosed real estate in addition to its allowance for possible losses on mortgage loans. Foreclosed real estate is recorded and carried at the lower of cost or fair value less estimated costs to sell. Losses, if any, are recognized by the Trust at the time of foreclosure in an amount equal to the excess of the recorded investment, including accrued interest, over the then fair value of the property securing the loan. Such loss is charged to the allowance for possible losses on mortgage loans. The Trust is dependent on the liquidation of the properties for the recovery of its investments in foreclosed real estate. All gains and losses realized on liquidation are credited or charged, as the case may be, to the allowance for possible losses on foreclosed real estate.

     At June 30, 1994, the allowance for possible losses maintained by the Trust totaled $11,709,395 compared to $53,938,817 at June 30, 1993. During fiscal 1994, provisions totaling $3,175,000 were made to the allowance for possible losses ($15,150,000 during fiscal 1993) and charge-offs in the amount of $19,234,742 ($20,252,734 during fiscal 1993) were charged to the allowance for possible losses. On April 7, 1994, $26,169,680 was transferred along with certain assets and liabilities to RPI upon emergence from Chapter 11. The Manager reviews, on a quarterly basis, the allowance for possible losses to determine the adequacy of the allowance in light of the Trust's investments, the Manager's judgment as to possible losses on those investments and applicable accounting requirements. For additional information related to the allowance for possible losses, see NOTE D "Notes to Consolidated Financial Statements" and "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

INFORMATION AS TO CLASSES OF MORTGAGE INVESTMENTS

     The following table indicates the approximate percentages of the Trust's gross income on mortgage loans attributable to first mortgage construction loans, first mortgage acquisition and development loans and other sources for each of the last three fiscal years:

                                                                     YEAR ENDED JUNE 30
                                                               ------------------------------
                        SOURCE OF INCOME                       1994         1993         1992
    --------------------------------------------------------   ----         ----         ----
    First mortgage construction loans.......................    --            1%           2%
    First mortgage acquisition and development loans........    17%          21           21
    First mortgage loans on completed properties............    78           76           74
    Other...................................................     5            2            3
                                                               ---          ---          ---
                                                               100%         100%         100%
                                                               ===          ===          ===

     While the total dollars invested in mortgage loans decreased from $178.7 million at the end of fiscal 1992 to $6.1 million at the end of fiscal 1994, the relationship among the various categories remained relatively constant.

PORTFOLIO REVIEW

     The Trust had no investment originations in fiscal 1994 and fiscal 1993. The Trust does not consider loans made to facilitate the sale of foreclosed real estate to be new investment originations.

     At June 30, 1994, the Trust's portfolio of funded investments totaled $31 million in principal amount, down from $302 million at the end of fiscal 1993. Funded earning investments decreased from $186 million at the end of fiscal 1993 to $6 million at the end of fiscal 1994. There were no amounts to be advanced under closed mortgage loans at June 30, 1994, compared to $0.9 million at June 30, 1993.

     The following table provides a summary of the Trust's total investment portfolio at June 30, 1994:

                                                       NUMBER      COMMITMENT        AMOUNT
                   TYPE OF INVESTMENT                 OF LOANS      AMOUNT*       OUTSTANDING*
    ------------------------------------------------  --------     ----------     ------------
    First mortgage loans
      Acquisition & development loans...............      4        $ 1,016,966     $  1,016,966
      Completed properties:
         Shopping centers...........................      1          4,800,000        4,800,000
                                                         --        -----------     ------------
         Total first mortgage loans.................      5          5,816,966        5,816,966
    Second mortgage loans...........................      1             50,233           50,233
    Other loans.....................................      8            263,757          263,757
                                                         --        -----------     ------------
      Total mortgage loan portfolio.................     14          6,130,956        6,130,956
                                                         --        -----------     ------------
    Foreclosed real estate..........................                25,207,002       25,207,002
                                                                   -----------     ------------
              Total investment......................               $31,337,958     $ 31,337,958
                                                                   ===========     ============

- - ---------------
*Net of repayments.

     The following table sets forth the geographic distribution of the Trust's portfolio of loans at June 30, 1994:

                                                       NUMBER
                                                         OF          COMMITMENT        AMOUNT
                     TYPE OF LOAN                       LOANS          AMOUNT*       OUTSTANDING*
    -----------------------------------------------  -----------     -----------     -----------
    First Mortgages*
      Tennessee....................................        1          $4,800,000      $4,800,000
      Texas........................................        3              32,966          32,966
      Virginia.....................................        1             984,000         984,000
                                                          --          ----------      ----------
                                                           5           5,816,966       5,816,966
    Second Mortgages & Other
      Connecticut..................................        1               3,534           3,534
      Florida......................................        3             204,758         204,758
      Texas........................................        4              55,465          55,465
      Washington...................................        1              50,233          50,233
                                                          --          ----------      ----------
                                                          14          $6,130,956      $6,130,956
                                                          ==          ==========      ==========

- - ---------------
*Net of repayments.

     For a geographic distribution of the Trust's portfolio of foreclosed real estate at June 30, 1994, see NOTE C of "Notes to Consolidated Financial Statements."

     The Trust's investment in nonearning assets decreased from $115.8 million at June 30, 1993 to $25.5 million at June 30, 1994. This decrease in nonearning investments reflects the transfer of assets upon emergence from Chapter 11 and from sales of nonearning foreclosed real estate. The following table reflects the Trust's nonearning assets by category and geographic location at June 30, 1994 (in thousands):

                                         TEXAS      FLORIDA     NORTHEAST*      OTHER        TOTAL
                                        -------     -------     ----------     --------     -------
    Single-family residences..........  $    --      $  59        $   --        $1,667      $ 1,726
    Single-family lots................    3,145        101            --         4,058        7,304
    Completed commercial projects.....    4,522         --            --            --        4,522
    Land..............................    7,952         --         3,649            --       11,601
    Other.............................      121        205            --            --          326
                                        -------      -----        ------        ------      -------
                                        $15,740      $ 365        $3,649        $5,725      $25,479
                                        =======      =====        ======        ======      =======

- - ---------------
*Includes states of Massachusetts, New Hampshire, Rhode Island and Connecticut.

MANAGEMENT AGREEMENT

     The Trust entered into a management agreement dated as of July 1, 1992 (the "Management Agreement"), with LFC and the Manager pursuant to which the Trust retained the Manager as investment advisor and administrator of the affairs of the Trust. This Management Agreement, which expired on June 30, 1994, has been extended for one year by mutual consent of the parties. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Transactions with LFC."

     Under the management agreement in effect prior to July 1, 1992, whenever the Trust invested in any first mortgage construction or acquisition and development loan recommended by the Manager, LFC was required to participate, directly or through one or more of its subsidiaries, in each mortgage loan investment made by the Trust and had the option to increase its participation to a maximum of 33 1/3%. At June 30, 1994, the participations of the Trust and ST Lending, Inc., a wholly-owned subsidiary of LFC ("STL"), in outstanding mortgage loans aggregated $6,130,956 and $1,532,739, respectively, net of repayments. The participations of the Trust and STL in foreclosed real estate aggregated $25,207,002 and $6,301,751, respectively, at June 30, 1994. The Management Agreement does not have a participation requirement.

     Under the Management Agreement, the Manager is entitled to basic compensation at an annual rate of 1% of the daily average book value of the Trust's Invested Assets (as defined in the Management Agreement). During the fiscal year ended June 30, 1994, the Manager received compensation of $1,824,044 under this compensation formula. Additionally, the Trust has agreed to pay an additional fee totaling $81,000 in fiscal 1995 for accounting services provided by the Manager.

     The Management Agreement may be terminated by either party for cause at any time on sixty days' written notice or without cause on ninety days' written notice. The Management Agreement may not be assigned by the Manager except to a majority-owned subsidiary of LFC, and, at the election of a majority of the Trustees who are not officers or directors of the Manager or LFC or any other subsidiary of LFC, the Management Agreement may be terminated if LFC shall cease to own, directly or indirectly, at least a majority of the voting stock of the Manager.

     The foregoing descriptions of the Management Agreement do not purport to be complete but are summaries of the material provisions thereof.

COMPETITION

     In its ongoing efforts to liquidate its mortgage loans and real estate investments, the Trust competes with commercial banks, savings and loan associations, mortgage bankers, the Resolution Trust Corporation and other financial institutions that are seeking to sell their own portfolios of mortgage loans and foreclosed real estate. The primary factors affecting competition are the value of the collateral on the foreclosed real estate, the price at which the seller is willing to sell the asset and the seller's ability and willingness to provide or arrange financing for the prospective buyer.

EMPLOYEES

     On June 30, 1994, the Trust had two employees, the President and Chief Executive Officer of the Trust and an executive assistant. The Manager provides all of the other executive and administrative personnel required by the Trust. See "ITEM 1. BUSINESS -- Management Agreement."

CERTAIN CUSTOMERS

No single borrower represented 10% or more of total revenue for the fiscal year ended June 30, 1994.

FEDERAL INCOME TAX

     Under applicable sections of the Internal Revenue Code (the "Code"), the Trust is required to distribute to its shareholders at least 95% of taxable income. Based on a preliminary computation, the Trust incurred a taxable loss during fiscal 1994; therefore, no distributions were required and none were made.

     The Trust believes that it has operated, and expects that it will continue to operate, in such manner as to qualify for taxation as a real estate investment trust (a "REIT") under the Code, but no assurance can be given that it will at all times so qualify. To qualify as a real estate investment trust, the Trust must satisfy various requirements under the Code, including requirements concerning the nature and composition of its income and assets. Generally, an entity can qualify as a REIT only if 95 percent of its gross income constitutes "qualifying income" as defined in Section 856 of the Code (the "95% Test"). Because more than 5% of the Trust's gross income during the taxable years ended June 30, 1993 and 1992 consisted of income from an interest rate swap and the uncertainty concerning whether income derived from such interest rate swaps constitutes qualifying income, it is unclear whether the Trust satisfied the 95% Test for fiscal 1993 or 1992. The Trust believes that such income should be treated as qualifying income for purposes of the 95% Test. In addition, an entity qualifies as a REIT as long as the securities of any one issuer represent less than 5% of the fair value of its total assets at any fiscal quarter end. At this time, it is uncertain whether the Trust met this requirement as of June 30, 1994.

     If the Trust does not qualify as a real estate investment trust in any taxable year, it will be taxed as a corporation pursuant to Subchapter C of the Code. In determining its potential liability for tax as a corporation, the Trust believes, assuming it does not undergo a 50 percentage point ownership change as described in Section 382 of the Code, that it would be able to utilize its net operating loss carryovers and other tax benefits to shelter itself from regular federal income taxation and, in substantial part, from alternative minimum taxation. Funds available for distribution to shareholders would be reduced by the amount of any tax liability payable by the Trust to federal tax authorities. Such distributions, if any, would not be deductible by the Trust in computing its taxable income but would be eligible for the dividends received deduction for corporate shareholders to the extent paid out of the Trust's current and cumulative earnings and profits. In addition, unless entitled to relief under specific statutory provisions, the Trust would be ineligible for real estate investment trust status for the succeeding four taxable years. As part of the specific statutory provisions, the Trust may prove that the disqualification was due to reasonable cause and not due to willful neglect. The Trust believes that it meets such statutory requirements; however, if it is determined that the Trust does not qualify for taxation as a REIT, it would immediately seek to requalify for taxation as a REIT for the fiscal year ending, June 30, 1995. There can be no assurance that the Trust would be able to requalify for taxation as a REIT.

     The foregoing description is general in character. For a complete description, reference should be made to the pertinent Code Sections and the Regulations issued thereunder.

ITEM 2. PROPERTIES

     The Trust's operations are conducted primarily in Dallas, Texas, on properties owned by LFC and provided for the Trust's use pursuant to the Management Agreement. See "ITEM 1. BUSINESS -- Management Agreement."

ITEM 3. LEGAL PROCEEDINGS

     The Trust is involved in litigation which, in the opinion of management, will not result in a material adverse impact on the Trust's financial condition, results of operation or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     The New York Stock Exchange trading symbol for Liberte Investors' Shares of Beneficial Interest is LBI. The approximate number of record holders of the Trust's Shares of Beneficial Interest at September 15, 1994 was 2,587. In addition, depository companies held shares for approximately 10,043 beneficial owners on that date. During the last two fiscal years, the Trust has not paid any dividends. The closing per share price ranges during that period have been:

                                                                    YEAR ENDED JUNE 30
                                                               -----------------------------
                                                                   1994             1993
                                                               ------------     ------------
                                                               HIGH     LOW     HIGH     LOW
                                                               ----     ---     ----     ---
    September 30.............................................  1 5/8    1         13/16   7/16
    December 31..............................................  1 7/8      5/8      5/8    3/8
    March 31.................................................  2 1/2    1 1/2     15/16   1/2
    June 30..................................................  2 1/8    1 3/8   1  3/4    9/16

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The decrease in amounts for the year ended June 30, 1994 is primarily due to the transfer of a substantial portion of the Trust's assets and liabilities upon its emergence from Chapter 11. See NOTE E of "Notes to Consolidated Financial Statements."

                                                       YEAR ENDED JUNE 30
                                  ------------------------------------------------------------
                                    1994         1993         1992         1991         1990
                                  --------     --------     --------     --------     --------
    Revenues....................  $ 10,019     $ 15,115     $ 19,763     $ 42,193     $ 93,319
    Interest expense............     7,673       16,295       20,515       36,537       71,432
    Provision for possible
      losses....................     3,175       15,150       32,000       62,100       39,500
    Loss before reorganization
      items and extraordinary
      item......................   (11,147)     (34,672)     (43,141)     (66,346)     (26,439)
    Loss per share before
      reorganization items and
      extraordinary item........      (.91)       (2.94)       (3.68)       (5.67)       (2.26)
    Cash dividends declared per
      share.....................        --           --           --           --          .91
    Total assets................    36,316      261,575      337,527      451,053      658,188
    Shareholders' equity........    34,914       63,591       98,333      141,309      207,655
    Debt........................        --      187,725      234,057      303,223      440,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The last six fiscal years have been difficult for the real estate industry and financial institutions that serve the industry. Over-building of commercial projects in most major metropolitan markets in the United States continued to depress rental rates and leasing activity and to strain the liquidity of developers. A reduced level of economic activity nationally and continuing regional declines in the Northeast and California increased the pressures on the real estate industry and materially reduced funding sources available to developers.

     Liquidity available to the real estate industry has continued to be seriously impaired. High levels of nonperforming assets at commercial banks, thrifts, insurance companies and pension funds, coupled with continued close oversight by federal banking regulators, effectively drained resources from the real estate market and made financing for commercial projects unavailable except for well-leased projects. Although liquidity for commercial property and for borrowers seeking acquisition and development loans is almost non-existent, there is financing available for completed single family residential real estate.

     The Trust has not been immune to the problems of the industry. Since the Trust was forced to withdraw from the commercial paper market in fiscal 1990 as a result of a downgrading by its rating agencies, it has faced significant liquidity pressures. Similarly, the Trust's portfolio has been impacted negatively by the generally over-built markets, by the regional downturns in the Northeast and California, by the declining liquidity of its borrowers and by the generally depressed prices for real estate. Over the last six fiscal years, nonearning assets have increased and margins have declined, primarily as a result of restructuring many of the Trust's mortgage loans.

     The Trust's policy response to its liquidity and portfolio pressures has been a dramatic reduction in the production of new investments and a renewed focus on loan collection and asset sales. New production in fiscal 1990 and fiscal 1991 was limited primarily to construction loans on single-family homes. The Trust has had no new loan production subsequent to fiscal 1991. The Trust does not consider loans made to facilitate the sale of foreclosed real estate to be new investment originations.

     On October 25, 1993, the Trust filed for protection under Chapter 11 of the United States Bankruptcy Code and on April 7, 1994, the Trust emerged from bankruptcy. See NOTE E of "Notes to Consolidated Financial Statements."

RESULTS OF OPERATIONS

     The results of operations for the fiscal years ended June 30, 1994, 1993 and 1992 are as follows (in thousands):

                                                                 YEAR ENDED JUNE 30
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
    Income
      Mortgage loan interest...........................  $  5,654     $ 11,259     $ 16,238
      Temporary investment interest....................       290          271        1,033
      Foreclosed real estate and other.................     4,075        3,585        2,492
                                                         --------     --------     --------
                                                           10,019       15,115       19,763
                                                         --------     --------     --------
    Expenses
      Interest.........................................     7,673       16,295       20,515
      Provision for possible losses....................     3,175       15,150       32,000
      Management fees..................................     1,824        2,928        1,906
      Legal and audit..................................       738        2,045        2,306
      Trustees' fees and expenses......................       249          343          316
      Foreclosed real estate...........................     2,506        3,277        3,582
      Litigation settlement............................        --           --          838
      Debt restructure.................................     2,133        7,438           --
      Other............................................     2,868        2,311        1,441
                                                         --------     --------     --------
                                                           21,166       49,787       62,904
                                                         --------     --------     --------
    Loss before reorganization items and extraordinary
      item.............................................   (11,147)     (34,672)     (43,141)
    Reorganization items...............................    (5,195)          --           --
    Extraordinary item.................................   (12,936)          --           --
                                                         --------     --------     --------
              Net loss.................................  $(29,278)    $(34,672)    $(43,141)
                                                         ========     ========     ========

     1994 Compared to 1993. The Trust's net loss was $29.3 million in fiscal 1994 compared to a $34.7 million loss in fiscal 1993. Contributing to the smaller loss were the following factors: (i) a decrease in the provision for possible losses; (ii) a decrease in interest expense; (iii) an increase in foreclosed real estate income and (iv) a decrease in debt restructure costs. These factors were partially offset by a decrease in mortgage loan interest, an increase in reorganization items and an extraordinary item.

     Income on mortgage loans decreased from $11.3 million in fiscal 1993 to $5.7 million in fiscal 1994. Of the $5.6 million decrease, $5.7 million was the result of a decrease in average earning loans which more than offset the $0.1 million as a result of an increase in yield. Average earning loans declined from $146 million with a yield of 7.71% in fiscal 1993 to $72 million with a yield of 7.82% in fiscal 1994.

     Average nonearning loans for fiscal 1994 totaled $19.7 million compared to $21.3 million for fiscal 1993. Assuming that the yield on these loans would have been the same as the yield on earning loans had they been on earning status, income on mortgage loans would have been $1.5 million higher than reported in fiscal 1994 and $1.6 million higher in fiscal 1993. The Trust's efforts to reduce nonearning assets and improve the operating performance of real estate assets continues. These efforts included: monthly analysis of project revenues and expenses and the leasing activity of the project manager, regular visits to each project to review projections, operating budgets, maintenance, capital expenditures and performance of the project manager; listing of projects for sale and active monitoring of the activities of the listing broker; advertising and mail contact with national and regional sales prospects known to the Trust; auctions of certain selected properties; replacement of the project manager and/or listing agent if performance is unsatisfactory; and employing consultants to assist the Trust in developing strategies for leasing and selling certain assets such as retail properties.

     There was no new loan production in fiscal 1994 or fiscal 1993. The Trust does not consider loans made to facilitate the sale of foreclosed real estate to be new investment originations.

     Income on foreclosed real estate increased from $3.6 million in fiscal 1993 to $4.1 million in fiscal 1994 primarily because several projects changed from nonearning to earning status during the third quarter of fiscal 1993. Foreclosed real estate is classified as earning if the net cash flow on the individual property is projected to exceed the Trust's average cost of funds during the succeeding twelve months. See NOTE A of "Notes to Consolidated Financial Statements."

     Interest expense decreased from $16.3 million in fiscal 1993 to $7.7 million in fiscal 1994. Of the $8.6 million decrease, $5.5 million was the result of a decrease in average debt outstanding and $3.1 million was the result of a decrease in the average cost of debt. Average debt outstanding declined from $213.6 million with an average cost of 7.63% in fiscal 1993 to $140.8 million with an average cost of 5.45% in fiscal 1994. The average cost of debt decreased in fiscal 1994 as a result of the Trust ceasing to accrue interest on the Subordinated Notes on October 25, 1993. This was partially offset by the expiration of an interest rate swap, which had resulted in a reduction of interest expense, and the increase in the rate on the Trust's senior debt to the default rate of prime or the corporate base rate plus 200 basis points for the period beginning May 16, 1993, until the Trust filed its Chapter 11 petition on October 25, 1993. Average cost of debt for these purposes includes bank fees and other rate adjustments such as the net effect of the interest rate swap. This swap produced a reduction of interest costs of $1,253,000 in fiscal 1993.

     The provision for possible losses was $3.2 million in fiscal 1994 compared to $15.2 million in fiscal 1993. The allowance for possible losses was $11.7 million at June 30, 1994, compared to $53.9 million at June 30, 1993. While the Trust believes the allowance for possible loses is adequate at June 30, 1994, management will periodically review its portfolio using then-current information to make the estimates and assumptions that are used to determine the adequacy of the allowance for loan losses and the valuation of the real estate acquired in connection with foreclosures or in satisfaction of loans. These estimates and assumptions are susceptible to significant changes due to changes in the market conditions upon which they are based.

     The provision for possible losses on mortgage loans was a reversal of $1.2 million in fiscal 1994 compared to $1.3 million in fiscal 1993. The allowance for possible losses on mortgage loans was $1.6 million at June 30, 1994, compared to $17.7 million at June 30, 1993. The 1994 reversal results from revised estimates of losses which are based primarily on recent real estate sales, updated collateral valuations, current real estate market conditions and consideration for inherent losses in the portfolio. Charges to the allowance reflect management's valuation of the real estate acquired by the Trust upon foreclosure or in satisfaction of loans. This valuation, and the estimate of losses to be incurred, was made in light of all the negative factors that affected the real estate market in fiscal 1994: the general economic recession, an excess supply of retail space, the significant dislocation in the retail industry, massive liquidation of real estate by the Resolution Trust Corporation and the Federal Deposit Insurance Corporation and the continuing decline in liquidity available to finance real estate transactions. The decrease in the provision and allowance for possible losses on mortgage loans in fiscal 1994 compared to fiscal 1993 includes the impact of a smaller mortgage loan portfolio during fiscal 1994 and smaller net charge-offs in fiscal 1994 compared to fiscal 1993.

     The 1993 provision for possible losses on mortgage loans also resulted from revised estimates of losses which were based on the same factors described above and the valuations that underlie the 1993 provision and allowance reflect the same factors described above.

     The provision for possible losses on foreclosed real estate was $4.4 million in fiscal 1994 compared to $13.9 million in fiscal 1993. The allowance for possible losses on foreclosed real estate was $10.1 million at June 30, 1994 compared to $36.2 million at June 30, 1993. At June 30, 1994, foreclosed real estate totaled $25.2 million compared to $164.4 million at June 30, 1993. Any loss incurred upon foreclosure of collateral underlying a loan is charged to the allowance for possible losses on mortgage loans.

     The $13.9 million provision for possible losses on foreclosed real estate in fiscal 1993 results primarily from a provision of approximately $2.4 million related to the adoption of Statement of Position 92-3 as discussed in NOTE A of "Notes to Consolidated Financial Statements" and increases in the estimates of losses on disposition of foreclosed real estate, which are based primarily on updated property valuations which reflect recent real estate sales, the inability of the Trust to meet previous marketing plans for disposal of foreclosed real estate and the unavailability of real estate financing for potential buyers. The provision also resulted from increases in estimates of losses on disposition of foreclosed real estate which were the result of the same factors that affected the estimates for fiscal 1994.

     The estimates referred to above take into account the depressed demand for all types of real estate on a nationwide basis and the fact that there is an excess supply of real estate in almost every major market.

     Management fees totaled $1.8 million in fiscal 1994, compared to $2.9 million in fiscal 1993. The decrease is a result of the decrease in the Trust's portfolio of invested assets. The decrease in legal and audit from fiscal 1993 to fiscal 1994 was primarily a result of a decrease in legal fees related to the Trust's troubled assets and its senior credit agreements.

     Operating expenses included debt restructure costs of $7.4 million in fiscal 1993 and $2.1 million in fiscal 1994. The fees incurred in fiscal 1993 were related to a possible restructuring with financing to have been provided by a third party, a possible exchange of the Subordinated Notes for equity in the Trust and an agreement whereby the subordinated noteholders would exchange their debt for equity in a new company that was expected to hold most of the Trust's assets. Debt restructure costs in fiscal 1994 were incurred from July through October 25, 1993, when the Trust filed a voluntary petition for reorganization under Chapter 11. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources."

     Reorganization items totaling $5.2 million in fiscal 1994 include amounts incurred while the Trust was in Chapter 11 for legal and financial advisors and consulting fees for the Trust and certain representatives of the Trust's subordinated noteholders, senior debt holders and shareholders.

     The extraordinary item totaling $12.9 million represents the difference between $212.1 million of assets and $199.2 million in liabilities that were transferred by the Trust upon its emergence from Chapter 11. See NOTE E of "Notes to Consolidated Financial Statements."

     In fiscal 1993, the Trust adopted The American Institute of Certified Public Accountants' Statement of Position 92-3, "Accounting for Foreclosed Assets" ("SOP 92-3"). SOP 92-3 requires foreclosed assets held for the sale to be carried at the lower of (a) fair value less estimated costs to sell or (b) cost. Fair value was determined by discounting expected cash flows using a risk-adjusted interest rate. Prior to adopting SOP 92-3, the Trust carried its foreclosed assets held for sale at the lower of (a) net realizable value or (b) cost. Net realizable value was determined using the Trust's cost of funds rate. The adoption of this statement had an adverse effect on the Trust's balance sheet and statement of operations of $2.4 million because the Trust's cost of funds rate has been less than the risk-adjusted discount rate required to be used under SOP 92-3.

     1993 Compared to 1992. Operations resulted in a $34.7 million loss in fiscal 1993 compared to a $43.1 million loss in fiscal 1992. Contributing to the smaller loss were the following factors: (i) a decrease in the provision for possible losses; (ii) a decrease in interest expense; and (iii) an increase in foreclosed real estate income. These factors were partially offset by: (i) a decrease in mortgage loan interest and temporary investment income; (ii) an increase in management fees and other operating expenses; and (iii) the recognition of debt restructure costs.

     Income on mortgage loans decreased from $16.2 million in fiscal 1992 to $11.3 million in fiscal 1993. Of the $4.9 million decrease, $4.2 million was the result of a decrease in average earning loans and $.7 million was the result of a decrease in yield. Average earning loans declined from $197.7 million with a yield of 8.21% in fiscal 1992 to $146 million with a yield of 7.71% in fiscal 1993. The decrease in yield resulted primarily from the forced rate restructurings of loans to troubled borrowers and the decrease during fiscal 1993 in the average prime rate (which serves as the base rate for a portion of the Trust's mortgage loans) from 7.28% during fiscal 1992 to 6.00% during fiscal 1993.

     Average nonearning loans for fiscal 1993 totaled $21.3 million compared to $33.9 million for fiscal 1992. Assuming that the yield on these loans would have been the same as the yield on earning loans had they been on earning status, income on mortgage loans would have been $1.6 million higher than reported in fiscal 1993 and $2.8 million higher in fiscal 1992. The Trust's efforts to reduce nonearning assets and improve the operating performance of real estate assets continued. See "ITEM 1. BUSINESS -- Portfolio Management and Debt Reduction."

     There was no new loan production in fiscal 1993 or fiscal 1992. The Trust does not consider loans made to facilitate the sale of foreclosed real estate to be new investment originations. The Trust continued to limit new loan originations in accordance with its policy of reducing its indebtedness and the size of its loan and foreclosed real estate portfolio.

     Interest on temporary investments decreased from $1 million in fiscal 1992 to $.3 million in fiscal 1993. Of the $.7 million decrease, $.5 million was the result of a decrease in average temporary investments and $.2 million was the result of a decrease in yield. Average temporary investments decreased from $19.4 million with a yield of 5.32% in fiscal 1992 to $8.4 million with a yield of 3.24% in fiscal 1993. The level of temporary investments has decreased as funds have been paid to satisfy the Trust's obligations to pay the principal of and interest on its debt.

     Income on foreclosed real estate increased from $2.5 million in fiscal 1992 to $3.6 million in fiscal 1993 primarily because several projects changed from nonearning to earning status during fiscal 1993. Foreclosed real estate is classified as earning if the net cash flow on the individual property is projected to exceed the Trust's average cost of funds during the succeeding twelve months. See NOTE A of "Notes to Consolidated Financial Statements."

     Interest expense decreased from $20.5 million in fiscal 1992 to $16.3 million in fiscal 1993. Of the $4.2 million decrease, $4.1 million was the result of a decrease in average debt outstanding and $.1 million was the result of a decrease in the average cost of debt. Average debt outstanding declined from $266.4 million with an average cost of 7.70% in fiscal 1992 to $213.6 million with an average cost of 7.63% in fiscal 1993. The average cost of debt increased in the last six months of fiscal 1993 as a result of the following factors: (i) the expiration on January 31, 1993, of an interest rate swap that reduced interest expense throughout fiscal 1992 and for the first seven months of fiscal 1993; (ii) amendments to the Trust's senior credit agreements that became effective in January 1993 (the "January 1993 Amendments") that resulted in an increase of 100 basis points on LIBOR-based senior loans; (iii) in May 1993, the rate of interest on the senior debt was increased to the default rate of prime plus 200 basis points; and (iv) the payment of $300,000 of one-time bank fees related to the January 1993 Amendments. Average cost of debt for these purposes includes bank fees and other rate adjustments such as the net effect of the interest rate swap.

     The provision for possible losses was $15.2 million in fiscal 1993 compared to $32 million in fiscal 1992. The allowance for possible losses was $53.9 million at June 30, 1993, compared to $59.0 million at June 30, 1992.

     The provision for possible losses on mortgage loans was $1.3 million in fiscal 1993 compared to $19.4 million in fiscal 1992. The allowance for possible losses on mortgage loans was $17.7 million at June 30, 1993, compared to $23.3 million at June 30, 1992. The 1993 provision resulted from revised estimates of losses which were based primarily on recent real estate sales, updated collateral valuations, current real estate market conditions and consideration for inherent losses in the portfolio. Charges to the allowance reflect management's valuation of the real estate acquired by the Trust upon foreclosure or in satisfaction of loans. This valuation, and the estimate of losses to be incurred, was made in light of all the negative factors that affected the real estate market in fiscal 1993: the general economic recession; an excess supply of retail space; the significant dislocation in the retail industry; massive liquidation of real estate by the Resolution Trust Corporation and the Federal Deposit Insurance Corporation and the continuing decline in liquidity available to finance real estate transactions. The decrease in the provision and allowance for possible losses on mortgage loans in fiscal 1993 compared to fiscal 1992 includes the impact of a smaller mortgage loan portfolio during fiscal 1993 and smaller net charge-offs in fiscal 1993 compared to fiscal 1992.

     The 1992 provision for possible losses on mortgage loans also resulted from revised estimates of losses which were based on the same factors described above and the valuations that underlie the 1992 provision and allowance reflect the same negative factors described above.

     The provision for possible losses on foreclosed real estate was $13.9 million in fiscal 1993 compared to $12.6 million in fiscal 1992. The allowance for possible losses on foreclosed real estate was $36.2 million at June 30, 1993, compared to $35.8 million at June 30, 1992. At June 30, 1993, foreclosed real estate totaled $164.4 million compared to $199.9 million at June 30, 1992. Any loss incurred upon foreclosure of collateral underlying a loan is charged to the allowance for possible losses on mortgage loans.

     The $13.9 million provision for possible losses on foreclosed real estate in fiscal 1993 resulted principally from a provision of approximately $2.4 million related to the adoption of Statement of Position 92-3 as discussed in NOTE A of "Notes to Consolidated Financial Statements" and increases in the estimates of losses on disposition of foreclosed real estate, which were based primarily on updated property valuations which reflect recent real estate sales, the inability of the Trust to meet previous marketing plans for disposal of foreclosed real estate and the unavailability of real estate financing for potential buyers.

     The $12.6 million provision for possible losses on foreclosed real estate in fiscal 1992 resulted from increases in the estimates of losses on disposition of foreclosed real estate which were the result of the same factors that affected the estimates for fiscal 1993.

     The estimates referred to above took into account the depressed demand for all types of real estate on a nationwide basis and the fact that there was an excess supply of real estate in almost every major market.

     Management fees totaled $2.9 million in fiscal 1993 compared to $1.9 million in fiscal 1992. This increase was the result of the new management agreement among the Trust, Lomas Financial Corporation, and Lomas Management, Inc. that became effective July 1, 1992. The new agreement computes management fees as a percentage of invested assets while the prior agreement computed management fees as a percentage of net worth.

     Operating expenses in fiscal 1993 included debt restructure costs of $7.4 million. Of that amount, $1.4 million related to a possible restructuring with financing to have been provided by a third party and was written off in the second quarter of fiscal 1993, when the commitment expired. Another $4.2 million related to a possible exchange of the Subordinated Notes for equity in the Trust and was capitalized at March 31, 1993. That amount was written off during the fourth quarter of fiscal 1993 when tentative agreement was reached with the subordinated noteholders to exchange their debt for the equity in a new company that is expected to hold most of the Trust's assets. In addition, $1.8 million was incurred and expensed during the fourth quarter of fiscal 1993. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources."

     Other operating expenses increased as a result of employing a Chief Executive Officer and two executive assistants in April 1992.

     In fiscal 1993, the Trust adopted The American Institute of Certified Public Accountants' Statement of Position 92-3, "Accounting for Foreclosed Assets" ("SOP 92-3"). SOP 92-3 requires foreclosed assets held for sale to be carried at the lower of (a) fair value less estimated costs to sell or (b) cost. Fair value was determined by discounting expected cash flows using a risk-adjusted interest rate. Prior to adopting SOP 92-3, the Trust carried its foreclosed assets held for sale at the lower of (a) net realizable value or (b) cost. Net realizable value was determined using the Trust's cost of funds rate. The adoption of this statement had an adverse effect on the Trust's balance sheet and statement of operations of $2.4 million because the Trust's cost of funds rate has been less than the risk-adjusted discount rate required to be used under SOP 92-3.

LIQUIDITY AND CAPITAL RESOURCES

     For the last six fiscal years, the Trust has faced substantial liquidity problems due to reduced cash flows from operating and investing activities, the required substitution of bank financing for commercial paper financing and its inability to borrow additional funds under its bank credit facilities. The Trust has ceased investing in new mortgage loans, except for investments in properties currently financed or owned, concentrating its efforts on liquidating its real estate investments for cash and notes.

     Subsequent to its emergence from Chapter 11, the Trust's principal funding requirements are operating expenses. The Trust anticipates that its primary sources of funding these disbursements will be its collections on mortgage loans and proceeds from the sale of foreclosed property.

     Operating activities for fiscal 1994 used $33.3 million of cash compared to $14.6 million in fiscal 1993 and $14.7 million in fiscal 1992. The table below reflects cash flow from operating activities (in millions):

                                                                    YEAR ENDED JUNE 30
                                                               ----------------------------
                                                                1994       1993       1992
                                                               ------     ------     ------
    Total income.............................................  $ 10.0     $ 15.1     $ 19.8
    Interest expense.........................................    (7.7)     (16.3)     (20.5)
                                                               ------     ------     ------
    Net interest margin......................................     2.3       (1.2)      (0.7)
    Operating expenses.......................................   (10.3)     (18.3)     (10.4)
    Net change in other receivables, assets and
      liabilities............................................    (7.2)       4.9       (3.6)
    Reorganization items.....................................    (5.2)        --         --
    Extraordinary item.......................................   (12.9)        --         --
                                                               ------     ------     ------
    Net cash used by operating activities....................  $(33.3)    $(14.6)    $(14.7)
                                                               ======     ======     ======

     Net cash provided by investing activities for fiscal 1994 was $44.6 million compared to $52.3 million in fiscal 1993 and $66.8 million in fiscal 1992. The table below reflects the impact of the contraction of the Trust's mortgage loan portfolio on cash flow from investing activities (in millions):

                                                                    YEAR ENDED JUNE 30
                                                                ---------------------------
                                                                1994       1993       1992
                                                                -----      -----      -----
    Collections on mortgage loans.............................  $28.8      $36.3      $52.0
    Advances on mortgage loans................................   (0.3)      (1.8)      (2.4)
    Sales of foreclosed real estate...........................   13.4       23.4       21.1
    Net sales (purchases) of restricted cash investments......    4.7       (3.2)      (1.4)
    Expenditures on foreclosed real estate....................   (2.0)      (2.4)      (2.5)
                                                                -----      -----      -----
    Net cash provided by investing activities.................  $44.6      $52.3      $66.8
                                                                =====      =====      =====

     Debt was reduced from cash payments by $4.6 million in fiscal 1994, by $46.3 million in fiscal 1993 and by $64.9 million in fiscal 1992.

     The portion of sales of foreclosed real estate financed by mortgage loans totaled $3.9 million, $14.7 million and $10.8 million in fiscal 1994, fiscal 1993 and fiscal 1992, respectively. At the time these sales were made, cash totaling $1.9 million (32.9% of sales price) in fiscal 1994, $8.7 million (37.1% of sales price) in fiscal 1993, and $2.6 million (19.4% of sales price) in fiscal 1992 was collected.

     The following table demonstrates the change in the liquidity of the Trust's portfolio during the past two fiscal years (dollars in thousands):

                                                                     FISCAL
                                                    -----------------------------------------
                                                           1994                   1993
                                                    -------------------    ------------------
    Investment Portfolio:
      Portfolio balance, beginning of year.........           $ 301,986              $378,593
      Reductions during year
         Mortgage principal retirements............ $28,829                $36,293
         Liquidations of foreclosed real estate....  28,437*    (57,266)    51,418*   (87,711)
                                                    -------                -------
      Advances on mortgage loans...................                 314                 1,761
      Expenditures on foreclosed real estate.......               2,017                 2,414
      Sale of foreclosed real estate financed by
         mortgage loans............................               3,888                14,680
      Other additions..............................                  26                   158
      Write-off of principal.......................              (8,673)               (7,909)
      Transfer of assets upon emergence from
         Chapter 11................................            (210,954)                   --
                                                              ---------              --------
      Portfolio balance, end of year...............           $  31,338              $301,986
                                                              =========              ========
    Indebtedness:
      Beginning of year............................           $ 187,725              $234,057
                                                              =========              ========
      End of year..................................           $      --              $187,725
                                                              =========              ========
    Relationships:
      Liquidations during year as a percentage of
         principal balance at beginning of year....                19.0%                 23.2%
      Ratio of advances during year to investments
         at end of year............................                   1%                  0.6%

- - ---------------

* Gross reductions through liquidations of the Trust's investment in foreclosed real estate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See ITEM 14 for a listing of the consolidated financial statements and supplementary data filed with this report. The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Gene H. Bishop, age 64, trustee since 1970. Mr. Bishop has been Chairman, Chief Executive Officer and director of Life Partners, Inc. since November 1991. He was Vice Chairman and Chief Financial Officer of LFC from October 1990 to October 1991 and Chairman of the Board and Chief Executive Officer of MCorp from 1975 to 1990. He is also a director of First USA, Inc., LFC, Southwestern Public Service Company, Southwest Airlines Company and FSW Holdings, Inc. which is a privately-held company. His term expires in 1995.

     Robert Ted Enloe III, age 55, trustee and President since 1975 and Chief Executive Officer since April 1992. Until his resignation on August 31, 1991, Mr. Enloe was the President and a director of LFC. He is also a director of LNH REIT, Inc., Leggett & Platt, Inc., Compaq Computer Corporation, Sixx Holdings, Inc. and Epikon, Inc. His term expires in 1996.

     Edward W. Rose III, age 53, trustee since April 1992. Since 1974, Mr. Rose has been President and sole shareholder of Cardinal Investment Company, Inc. He is also sole owner of Cardinal Portfolios Company, an investment management firm. Cardinal Portfolios Company is the general partner of Willowwood Partners, L.P., a principal shareholder of the Trust. See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- Principal Shareholders." From August 1986 through November 1989, Mr. Rose was Chairman of the Board of Darling-Delaware Company, Inc. Mr. Rose also serves as Chairman of the Board of Drew Industries, Inc.; Co-Managing General Partner of the partnership which owns the Texas Rangers Baseball Team; and is a director of Osprey Corporation, Ace Cash Express, Inc. and DF&R Restaurants, Inc. His term expires in 1994.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Trust's trustees and executive officers, and persons who own more than 10% of a registered class of the Trust's Shares of Beneficial Interest, to file with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Shares of Beneficial Interest of the Trust. Officers, trustees and greater than 10% shareholders are required by SEC regulation to furnish the Trust with copies of all Section 16(a) forms they file.

     To the Trust's knowledge, based solely on review of the copies of such reports furnished to the Trust and written representations that no other reports were required, during the fiscal year ended June 30, 1994, all Section 16(a) filing requirements applicable to its officers, trustees and greater than 10% beneficial owners were complied with; except that one report filed in December 1992 by Mr. Ted Enloe timely reported a transaction but inadvertently did not include in that report a conveyance of shares to the Trust to satisfy Mr. Enloe's 1992 tax withholding obligations. The omission was corrected by the reporting of this transaction in an amended Form 4 filed in January 1993. In June 1994, Mr. Rose purchased additional Shares of Beneficial Interest and inadvertently did not file Form 4 that was due on July 10, 1994. The omission was corrected by the reporting of this transaction with the filing of Form 4 on September 7, 1994.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth all cash compensation paid by the Trust for the fiscal years ended June 30, 1994, 1993 and 1992 to Ted Enloe, the only executive officer of the Trust during such years whose aggregate direct remuneration for such years exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM COMPENSATION
                                                                           -----------------------------------
                                           ANNUAL COMPENSATION                     AWARDS              PAYOUTS
                                   -----------------------------------     -----------------------     -------
                                                               OTHER       RESTRICTED      STOCK                      ALL
                                                              ANNUAL         STOCK        OPTIONS/      LTIP         OTHER
        NAME AND                    SALARY       BONUS       COMPENSA-       AWARDS         SARS       PAYOUTS     COMPENSA-
   PRINCIPAL POSITION     YEAR       ($)          ($)         TION($)         ($)            #           ($)        TION($)
- - ------------------------- ----     --------     --------     ---------     ----------     --------     -------     ---------
Robert Ted Enloe III,     1992(1)  $133,333          -0-        -0-         $ 81,250(2)       -0-        -0-        $27,600(5)
President and Chief
Executive Officer

Robert Ted Enloe III,     1993     $408,333          -0-        -0-              -0-      250,000(3)     -0-        $26,600(5)
President and Chief                                                                       400,000(4)
Executive Officer

Robert Ted Enloe III,     1994     $435,400     $361,590(6)     -0-              -0-             (3)     -0-        $26,600(5)
President and Chief                                                                              (4)
Executive Officer

- - ---------------
(1) Mr. Enloe became an executive officer of the Trust effective March 1, 1992.

(2) Represents a grant of 100,000 shares issued to Mr. Enloe on June 18, 1992. On that date, the market price of the Trust's Share of Beneficial Interest was $.8125.

(3) Represents a stock option of 250,000 Shares of Beneficial Interest pursuant to an agreement dated January 31, 1993. Options for Shares of Beneficial Interest in the amount of 62,500 became exercisable on June 28, 1993. The vesting restrictions on the remaining shares were supposed to lapse on one-fourth of the Shares of Beneficial Interest on each of the first, second, and third anniversary dates of the award. Dividends on the options, whether exercisable or not, accrue at the same rate as on all Shares of Beneficial Interest. On August 9, 1993, the Board approved a proposal that accelerated the vesting of the options held by Mr. Enloe making the options immediately exercisable. On October 22, 1993, Mr. Enloe exercised options for 250,000 Shares of Beneficial Interest. The market price of the Trust's Shares of Beneficial Interest was $1.50.

(4) Represents a stock option of 400,000 Shares of Beneficial Interest pursuant to an agreement dated May 7, 1993. Options for Shares of Beneficial Interest in the amount of 100,000 became exercisable on June 28, 1993. The vesting restrictions on the remaining shares were supposed to lapse on one-fourth of the Shares of Beneficial Interest on each of the first, second, and third anniversary dates of the award. Dividends on the options, whether exercisable or not, accrue at the same rate as on all Shares of Beneficial Interest. On August 9, 1993, the Board approved a proposal that accelerated the vesting of the options held by Mr. Enloe making the options immediately exercisable. On October 22, 1993, Mr. Enloe exercised options for 400,000 Shares of Beneficial Interest. The market price of the Trust's Shares of Beneficial Interest for these options was $1.50.

(5) Mr. Enloe received additional cash compensation from the Trust in the amount of $27,600 in fiscal 1992 and $26,600 in fiscal 1993 and 1994 as Trustees' fees.

(6) Represents a bonus granted Mr.Enloe in order for him to exercise stock options for 650,000 Shares of Beneficial Interest and pay income taxes related to that transaction.

     The table below reflects information regarding the exercise of stock options by the Chief Executive Officer during the fiscal year ended June 30, 1994.

            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTIONS/SAR VALUES

                                                                                               VALUE OF
                                                                         NUMBER OF           UNEXERCISED
                                                                        UNEXERCISED          IN-THE-MONEY
                                        SHARES ACQUIRED    VALUE        OPTIONS/SARS         OPTIONS/SARS
                                          ON EXERCISE     REALIZED   AT FISCAL YEAR-END   AT FISCAL YEAR-END
                                              (#)           ($)             (#)                  ($)
- - --------------------------------------  ---------------   --------   ------------------   ------------------
Robert Ted Enloe III..................      250,000       $337,500       -0-                  -0-
Robert Ted Enloe III..................      400,000       $150,000       -0-                  -0-

COMPENSATION OF TRUSTEES

     The Trustees currently meet to consider operations of the Trust and devote such time to the business of the Trust as their duties may require. During the fiscal year ended June 30, 1994, each Trustee, in his or her capacity as such, was compensated by the Trust on the basis of $1,800 per month plus $1,000 per meeting attended. In addition, Trustees are reimbursed by the Trust for reasonable travel and other related expenses. For the fiscal year ended June 30, 1994, Mr. Enloe received a total of $26,600 as Trustees' fees. With the exception of Mr. Enloe (see "Compensation of Executive Officers" above and "Employment Agreement" below), no Trustee or officer of the Trust received from the Trust aggregate cash compensation in excess of $100,000 for the fiscal year ended June 30, 1994, nor is any Trustee or officer (with the exception of Mr. Enloe) expected to receive aggregate cash compensation from the Trust in excess of this amount during the next fiscal year. For fiscal 1995, each Trustee will be compensated on the basis of $900 per month plus $500 per meeting attended.

     The Declaration of Trust authorizes the Trustees to adopt and establish pension, profit sharing, share bonus, share purchase, share option, savings, thrift and other retirement, incentive and benefit plans for Trustees, officers, employees and agents of the Trust. The Trust has adopted a retirement plan which covers retiring Trustees who have attained the age of 75 during their term of office. However, any Trustee who has attained the age of 65 and who has served as a Trustee for at least 15 years may elect voluntarily to retire. Pursuant to such plan, each retiring Trustee shall serve as a Trustee Emeritus for a one-year term commencing immediately following his retirement and shall be compensated in the same manner as the other Trustees during such period. Moreover, for a period of four years immediately following his service as Trustee Emeritus, each such retiring Trustee shall be entitled to receive a retirement benefit of $18,000 per year, payable quarterly.

EMPLOYMENT AGREEMENT

     Mr. Enloe's current employment agreement (the "Employment Agreement") is dated as of January 31, 1993. It provides for the ongoing employment of Mr. Enloe as President and Chief Executive Officer of the Trust at a minimum base salary of $420,000. On February 28, 1994, and each anniversary thereof, the expiration date of the Employment Agreement will be automatically extended for an additional twelve-month period unless the Trust gives notice to the contrary, provided that the Employment Agreement may not be extended beyond February 2004 (when Mr. Enloe will have reached age 65). In the event of termination of employment without cause or other breach of the Employment Agreement by the Trust, or in the case of a defined change in control of the Trust, Mr. Enloe will be entitled to lump-sum severance pay equal to his annual base salary on the date of termination. The payment of such lump-sum severance pay is secured by a letter of credit from a financial institution. The Employment Agreement also provides for the continuation of all retirement and other benefit programs (or the payment of equivalent benefits) until one year after the date of termination, except in the case of termination for cause. Mr. Enloe's base salary may be reduced by up to $25,000 to the extent of the fair market value of any contribution by the Trust to a retirement plan on behalf of Mr. Enloe. The Employment Agreement entitles Mr. Enloe to an annual base salary increase of 5%. The

Employment Agreement also provides for annual incentive compensation payments in such amount as may be determined by the Board of Trustees.

     In August 1994, the Board of Trustees gave notice of its intention not to extend the Employment Agreement beyond February 28, 1995, which will result in payment of $441,000 in severance benefits under the Employment Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

     The following table sets forth the names and share ownership of those persons who, to the best knowledge of the Trust, were the beneficial owners of 5% or more of the outstanding Shares of Beneficial Ownership of the Trust as of September 15, 1994, as reported in publicly available information relied upon by the Trust:

                                                                           AMOUNT AND
                                                                           NATURE OF
                                                                           BENEFICIAL     PERCENT OF
            TITLE OF CLASS                  NAME OF BENEFICIAL OWNER       OWNERSHIP        CLASS
- - --------------------------------------    -----------------------------    ----------     ----------
Shares of Beneficial Interest, without    Willowwood Partners, L.P.(1)     1,097,700 (2)     8.8%
  par value
Shares of Beneficial Interest, without    Robert Ted Enloe III               759,000 (3)     6.1%
  par value

- - ---------------

(1) Based on information set forth in the Schedule 13D dated August 9, 1990, as amended by that certain Amendment No. 1 to Schedule 13D dated October 23, 1990, Amendment No. 2 to Schedule 13D dated June 5, 1991, Amendment No. 3 to Schedule 13D dated August 30, 1991, Amendment No. 4 to Schedule 13D dated January 3, 1992, Amendment No. 5 to Schedule 13D dated April 1, 1992, and Amendment No. 6 to Schedule 13D dated September 13, 1994, filed with the Securities and Exchange Commission by Willowwood Partners, L.P. and certain other individuals and entities (the "Willowwood Group Filing"). According to the Willowwood Group Filing, Willowwood Partners, L.P. is a Delaware limited partnership whose general partner is Cardinal Holding Corporation, a Texas corporation wholly owned by Edward W. Rose III. The limited partners of Willowwood Partners, L.P. are Kaiser-Francis Oil Company, a Delaware corporation, and the Rebecca/Elizabeth Trust ("RET"), a trust organized under the laws of the State of Texas for the benefit of certain members of the family of Robert Ted Enloe III, a Trustee of the Trust. Mr. Enloe disclaims beneficial interest in the shares held by RET and has no voting, investment or dispositive power with respect thereto. According to the Willowwood Group Filing, such filing was also made on behalf of Cardinal Partners, a Texas general partnership, and on behalf of Edward W. Rose III, Marshall B. Payne, William S. Fagan, Laura Fagan, and Evelyn P. Rose as trustee for certain trusts benefiting Lela Helen Rose and William Edward Rose. Such additional persons on whose behalf the Willowwood Group Filing was also made reportedly beneficially owned an aggregate of 268,900 additional Shares of Beneficial Interest. Thus, all persons on whose behalf the Willowwood Group Filing was made beneficially owned an aggregate of 1,366,600 shares, or 11%, of the outstanding Shares of Beneficial Interest. According to the Willowwood Group Filing, all such shares were acquired for investment purposes.

(2) According to the Willowwood Group Filing, Willowwood Partners, L.P. possesses sole voting and dispositive power with respect to all shares beneficially owned by it. The Willowwood Group Filing also notes, however, that by virtue of the delegation of certain management responsibilities to the partnership's affiliates and the equity ownership of such affiliates by Edward W. Rose III, such affiliates and Mr. Rose may be considered to share voting and dispositive power with respect to the partnership's shares. Willowwood Partners, L.P. disclaims beneficial ownership of all Shares of Beneficial Interest held by the other persons on whose behalf the Willowwood Group Filing was made.

(3) Includes 2,000 shares as to which Mr. Enloe claims beneficial ownership but lacks voting power, which power is held by his spouse.

TRUSTEES' SHAREHOLDINGS

     The following table sets forth the number of outstanding Shares of Beneficial Interest of the Trust beneficially owned by all Trustees and officers of the Trust at September 15, 1994:

                                                                  AMOUNT
                                                                    AND
                                                                 NATURE OF
                                            NAME OF              BENEFICIAL    PERCENT OF
        TITLE OF CLASS                  BENEFICIAL OWNER         OWNERSHIP(1)    CLASS
- - -------------------------------    --------------------------    ---------     ----------
Shares of Beneficial Interest,     Gene H. Bishop                   50,000          .4%
  without par value                Robert Ted Enloe III            759,000(2)      6.1%
                                   Edward W. Rose III              502,988(3)      4.1%
                                   All Trustees and officers
                                     as a group of 9 persons     1,311,988        10.6%

- - ---------------

(1) Each person has sole power to vote, invest, and dispose of their respective Shares of Beneficial Interest except as described in footnotes (2) and (3) below.

(2) Includes 2,000 shares as to which Mr. Enloe claims beneficial ownership but lacks voting power, which power is held by his spouse. Pursuant to two stock option agreements, the Trust granted options in the amount of 250,000 Shares of Beneficial Interest and 400,000 Shares of Beneficial Interest to Mr. Enloe. These options were exercised on October 22, 1993. See table entitled "Aggregated Options/SAR Exercises in Last Fiscal Year." Additionally, Mr. Enloe has 38,000 shares in a Keogh Plan and owns another 69,000 shares that were obtained by stock grants issued in 1992.

(3) Includes 20,000 Shares of Beneficial Interest held by Mr. Rose's wife as trustee for their children as to which Mr. Rose disclaims beneficial ownership and 482,988 Shares of Beneficial Interest reflecting Mr. Rose's proportionate interest in the securities held by Willowwood Partners, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH LFC

     The Manager of the Trust is a wholly-owned subsidiary of LFC, a financial services company whose principal businesses include mortgage banking, information processing and systems, and funds management. LFC owns 270,550 Shares of Beneficial Interest or approximately 2.2% of the presently outstanding Shares of Beneficial Interest of the Trust.

     On June 30, 1994, the Trust had two employees: Mr. Enloe and his executive assistant. The remainder of the Trust's officers are elected by the Trustees solely to facilitate the execution of commitments, loan documents and other obligations on behalf of the Trust. Substantially all of the officers of the Trust are also officers of the Manager; none of such officers, other than Mr. Enloe, receives compensation from the Trust in his capacity as an officer of the Trust. See "ITEM 11. EXECUTIVE COMPENSATION -- Compensation of Executive Officers." The Manager provides substantially all executive and administrative personnel, office space and general services required by the Trust, including the conduct of relations with developers, contractors, mortgage loan brokers, finders, originators and servicers.

     Management services to the Trust are rendered by the Manager under a Management Agreement among the Trust, the Manager and LFC, which expired June 30, 1994, but which has been extended for one year by mutual consent of the parties. Additionally, the Trust has agreed to pay an additional fee totaling $81,000 in fiscal 1995 for accounting services provided by the Manager.

     The Manager is entitled to an annual fee equal to 1% of daily average book value of Invested Assets (as defined in the Management Agreement). During the fiscal year ended June 30, 1994, the Trust paid to the Manager compensation of $1,824,044. See "ITEM 1. BUSINESS -- Management Agreement."

     Under the management agreement in effect through June 30, 1992, whenever the Trust invested in any first mortgage construction or development loan recommended by the Manager, LFC or one of its subsidiaries was required to participate at varying levels in the loan and had the option to increase its participation to a maximum of 33 1/3%. The Management Agreement currently in effect has no such participation requirements. LFC has from time to time issued its commitment to purchase a particular loan investment of the Trust or to make a new loan to a borrower in order to retire the Trust's loan to such borrower, and may continue this practice in the future.

     The current Management Agreement may be terminated by either party for cause at any time on sixty days' written notice or without cause on ninety days' written notice. The Manager is under the general supervision of the Trust's Chief Executive Officer, subject to policy guidelines established from time to time by the Trust's Board of Trustees.

     All of the officers of the Trust, except Mr. Enloe and Bradley S. Buttermore, are also officers of the Manager.

     In the opinion of the management of the Trust, the Management Agreement is on terms as fair and reasonable to the Trust as those which could have been obtained from unaffiliated parties for similar transactions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report.

                                                                         PAGES
                                                                         -----
(1)  The following consolidated financial statements are included in this Item 14:
     Report of Ernst & Young LLP, Independent Auditors.................    28
     Consolidated Balance Sheet at June 30, 1994 and 1993..............    29
     Consolidated Statement of Operations for Years Ended June 30,
       1994, 1993 and 1992.............................................    30
     Consolidated Statement of Shareholders' Equity for Years Ended
       June 30, 1994, 1993 and 1992....................................    31
     Consolidated Statement of Cash Flows for Years Ended June 30,
       1994, 1993 and 1992.............................................    32
     Notes to Consolidated Financial Statements........................    33
(2)  The following consolidated financial statement schedules are included in this Item 14:
     Schedule II -- Amounts receivable from related parties and underwriters, promoters, and employees other than related
       parties.........................................................    42
     Schedule XII -- Mortgage loans on real estate.....................    43

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted, or the information required is included in the financial statements, including the notes thereto.

(3) EXHIBITS:

       EXHIBIT
       NUMBER                                DESCRIPTION OF EXHIBITS
       ------                                -----------------------
       (3.1)(1)      -- Declaration of Trust of the Registrant dated June 26, 1969, as amended.
       (3.2)(2)      -- Third Amendment to the Declaration of Trust of the Registrant.
       (3.3)(3)      -- Fourth Amendment to the Declaration of Trust of the Registrant.
       (3.4)         -- Fifth Amendment to the Declaration of Trust of the Registrant.
       (3.5)(4)      -- By-laws of the Registrant.
      (10.1)(2)      -- Management Agreement among the Registrant, Lomas Management, Inc., and Lomas Financial Corporation, dated as of July 1, 1992.
      (10.2)(5)      -- Participation Agreement between the Registrant and Lomas Financial
                        Corporation (formerly, Lomas & Nettleton Financial Corporation) dated as of July 28, 1970.
      (10.3)(6)      -- Employment Agreement dated January 31, 1993, between the Registrant and Robert Ted Enloe III.
      (10.4)(6)      -- Stock Option Agreement dated January 31, 1993, between the Registrant and Robert Ted Enloe III.
      (10.5)(7)      -- Stock Option Agreement dated May 7, 1993, between the Registrant and
                        Robert Ted Enloe III.
      (10.6)(7)      -- Retirement Plan for Trustees of the Registrant dated October 11,
                        1988.
      (27)           -- Financial Data Schedules (Submitted to the SEC for its information).

- - ---------------

(1) Incorporated by reference to the Registrant's preliminary Registration Statement on Form S-3 dated April 4, 1986 (No. 33-4577).

(2) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended June 30, 1992.

(3) Incorporated by reference to the Registrant's Form 8-K dated January 7,
    1993.

(4) Incorporated by reference to the Registrant's Form S-11 dated June 30, 1969 (No. 2-33821).

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-2 dated March 1, 1985 (No. 2-95695).

(6) Incorporated by reference to the Registrant's Form 10-Q dated March 31,
    1993.

(7) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended June 30, 1993.

     (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  LIBERTE INVESTORS
                                                    Registrant



DATE: September 23, 1994                          By /s/ B. A. BREEDING
                                                         B. A. Breeding
                                                      Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers on behalf of the registrant and in the capacities and on the dates indicated.

     /s/  TED ENLOE             Principal Executive Officer   September 20, 1994
         (Ted Enloe)

    /s/  B. A. BREEDING         Principal Accounting Officer  September 23, 1994
       (B. A. Breeding)

     In response to Instruction D to Form 10-K, this report has been signed below on behalf of the registrant by the following trustees on the dates indicated.

    /s/  GENE H. BISHOP         Trustee                      September 19, 1994
       (Gene H. Bishop)

 /s/  ROBERT TED ENLOE III      Trustee                      September 20, 1994
    (Robert Ted Enloe III)

   /s/  EDWARD W. ROSE III      Trustee                      September 20, 1994
     (Edward W. Rose III)

                           ANNUAL REPORT ON FORM 10-K

               ITEM 8 AND ITEM 14(A)(1) AND (2), 14(C) AND 14(D)

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                            YEAR ENDED JUNE 30, 1994



                        LIBERTE INVESTORS AND SUBSIDIARY

                                 DALLAS, TEXAS

                        LIBERTE INVESTORS AND SUBSIDIARY

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                            (ITEM 14(A)(1) AND (2))

                                                                                        PAGE
                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors.....................................   28
Consolidated Balance Sheet at June 30, 1994 and 1993..................................   29
Consolidated Statement of Operations For Years Ended June 30, 1994, 1993 and 1992.....   30
Consolidated Statement of Shareholders' Equity for Years Ended June 30, 1994,
  1993 and 1992.......................................................................   31
Consolidated Statement of Cash Flows for Years Ended June 30, 1994, 1993 and 1992.....   32
Notes to Consolidated Financial Statements............................................   33
Consolidated Financial Statement Schedules:
   II    Amounts receivable from related parties and underwriters, promoters, and
         employees other than related parties.........................................   42
  XII    Mortgage loans on real estate................................................   43

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted, or the information required is included in the financial statements, including the notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Trustees
Liberte Investors

     We have audited the accompanying consolidated balance sheet of Liberte Investors and subsidiary as of June 30, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberte Investors and subsidiary at June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Dallas, Texas
July 20, 1994

                        LIBERTE INVESTORS AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                          JUNE 30
                                                                ----------------------------
                                                                   1994             1993
                                                                ----------       -----------
Mortgage loans on real estate -- Note B
  Earning...................................................... $ 5,858,648      $ 113,126,692
  Nonearning...................................................     272,308         24,442,450
Foreclosed real estate -- Note C
  Earning......................................................          --         73,065,058
  Nonearning...................................................  25,207,002         91,351,468
                                                                -----------      -------------
                                                                 31,337,958        301,985,668
Less: Allowance for possible losses -- Note D..................  11,709,395         53,938,817
                                                                -----------      -------------
                                                                 19,628,563        248,046,851
Cash and cash equivalents......................................   9,157,640          2,428,902
Restricted cash investments -- Note F..........................     623,300          5,368,318
Note receivable -- RPI.........................................   6,000,000                 --
Accrued interest and other receivables -- Note B...............     324,555          1,514,551
Other assets...................................................     581,919          4,216,111
                                                                -----------      -------------
                                                                $36,315,977      $ 261,574,733
                                                                ===========      =============
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Notes payable -- Note E...................................... $        --      $  87,725,250
  Subordinated notes -- Note E.................................          --        100,000,000
  Accrued management fees -- Note G............................      19,281            216,814
  Accrued interest and other liabilities.......................   1,382,751         10,041,448
                                                                -----------      -------------
                                                                  1,402,032        197,983,512
Shareholders' Equity
Shares of Beneficial Interest, no par value, unlimited
  authorization:
  12,423,208 issued and outstanding at June 30, 1994;
     11,773,208 issued and outstanding at June 30, 1993........  34,913,945         63,591,221
                                                                -----------      -------------
Commitments and Contingencies -- Note F........................ $36,315,977      $ 261,574,733
                                                                ===========      =============

See notes to consolidated financial statements.

                        LIBERTE INVESTORS AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               YEAR ENDED JUNE 30
                                                   -------------------------------------------
                                                      1994            1993            1992
                                                   ------------    ------------    ------------
Income
  Mortgage loan interest.........................  $  5,653,985    $ 11,259,126    $ 16,238,845
  Temporary investment interest..................       290,516         271,424       1,032,911
  Foreclosed real estate and other...............     4,074,538       3,584,628       2,491,953
                                                   ------------    ------------    ------------
                                                     10,019,039      15,115,178      19,763,709
                                                   ------------    ------------    ------------
Expenses
  Interest.......................................     7,672,694      16,295,318      20,515,265
  Provision for possible losses -- Note D........     3,175,000      15,150,000      32,000,000
  Management fees -- Note G......................     1,824,044       2,928,258       1,905,731
  Legal and audit................................       737,619       2,045,000       2,306,249
  Trustees' fees and expenses....................       249,180         342,697         316,484
  Foreclosed real estate.........................     2,505,716       3,277,262       3,581,647
  Litigation settlement..........................            --              --         837,500
  Debt restructure...............................     2,132,902       7,437,048              --
  Other..........................................     2,868,449       2,311,279       1,441,367
                                                   ------------    ------------    ------------
                                                     21,165,604      49,786,862      62,904,243
                                                   ------------    ------------    ------------
Loss before reorganization items and
  extraordinary item.............................   (11,146,565)    (34,671,684)    (43,140,534)

Reorganization items:
  Professional fees..............................    (5,499,463)             --              --
  Interest earned on accumulated cash resulting
     from Chapter 11 proceedings.................       304,913              --              --
                                                   ------------    ------------    ------------
                                                     (5,194,550)             --              --
Extraordinary item:
  Loss on extinguishment of debt.................   (12,936,395)             --              --
                                                   ------------    ------------    ------------
          Net loss...............................  $(29,277,510)   $(34,671,684)   $(43,140,534)
                                                   ============    ============    ============
Loss per Share of Beneficial Interest
  Loss before reorganization items and
     extraordinary item..........................  $       (.91)   $      (2.94)   $      (3.68)
  Reorganization items...........................          (.43)             --              --
  Extraordinary item.............................         (1.06)             --              --
                                                   ------------    ------------    ------------
          Net loss...............................  $      (2.40)   $      (2.94)   $      (3.68)
                                                   ============    ============    ============
Weighted average number of Shares of
  Beneficial Interest............................    12,221,975      11,788,750      11,707,760
Cash dividends declared per share................            --              --              --

See notes to consolidated financial statements.

                        LIBERTE INVESTORS AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                           SHARES OF
                                                                      BENEFICIAL INTEREST
                                                                  ---------------------------
                                                                    NUMBER           AMOUNT
                                                                  ----------      ------------
Balance at July 1, 1991.........................................  11,704,208      $141,308,564
Shares issued under stock grants................................     340,000           467,500
Unearned compensation, net of amortization......................    (240,000)         (302,500)
Net loss........................................................                   (43,140,534)
                                                                  ----------      ------------
Balance at June 30, 1992........................................  11,804,208        98,333,030
Rescind 240,000 shares
  Shares of Beneficial Interest.................................    (240,000)         (330,000)
  Unearned compensation.........................................     240,000           302,500
Cancelled 31,000 shares.........................................     (31,000)          (42,625)
Net loss........................................................                   (34,671,684)
                                                                  ----------      ------------
Balance at June 30, 1993........................................  11,773,208        63,591,221
Shares issued under stock options...............................     650,000           975,000
Executive loan to purchase stock options........................                      (374,766)
Net loss........................................................                   (29,277,510)
                                                                  ----------      ------------
Balance at June 30, 1994........................................  12,423,208      $ 34,913,945
                                                                  ==========      ============

See notes to consolidated financial statements.

                        LIBERTE INVESTORS AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               YEAR ENDED JUNE 30
                                                   -------------------------------------------
                                                      1994            1993            1992
                                                   -----------     -----------     -----------
Operating activities:
  Loss before reorganization items and
     extraordinary item..........................  $(11,146,565)   $(34,671,684)   $(43,140,534)
  Noncash expenses and revenues included in net
     loss: Provision for possible losses.........     3,175,000      15,150,000      32,000,000
  Net change in other receivables, assets and
     liabilities.................................   (20,151,576)      4,880,355      (3,584,416)
                                                   ------------    ------------    ------------
     Net cash used by operating activities before
       reorganization items......................   (28,123,141)    (14,641,329)    (14,724,950)
                                                   ------------    ------------    ------------
  Interest earned on accumulated cash resulting
     from Chapter 11 proceedings.................       304,913              --              --
  Professional fees..............................    (5,496,015)             --              --
                                                   ------------    ------------    ------------
     Net cash used by reorganization items.......    (5,191,102)             --              --
                                                   ------------    ------------    ------------
          Net cash used by operating
            activities...........................   (33,314,243)    (14,641,329)    (14,724,950)
                                                   ------------    ------------    ------------
Investing activities:
  Collections on mortgage loans..................    28,828,704      36,293,250      52,041,843
  Advances on mortgage loans.....................      (314,387)     (1,760,983)     (2,446,870)
  Expenditures on foreclosed real estate.........    (2,016,948)     (2,414,009)     (2,499,458)
  Sales and basis reductions of foreclosed real
     estate......................................    13,398,005      23,394,426      21,092,141
  Net sales (purchases) of restricted cash
     investments.................................     4,745,018      (3,184,703)     (1,363,615)
                                                   ------------    ------------    ------------
          Net cash provided by investing
            activities...........................    44,640,392      52,327,981      66,824,041
                                                   ------------    ------------    ------------
Financing activities:
  Decrease in notes payable......................    (4,597,411)    (46,331,285)    (64,913,665)
                                                   ------------    ------------    ------------
          Net cash used by financing
            activities...........................    (4,597,411)    (46,331,285)    (64,913,665)
                                                   ------------    ------------    ------------
Net increase (decrease) in unrestricted cash and
  cash equivalents...............................     6,728,738      (8,644,633)    (12,814,574)
Unrestricted cash and cash equivalents at
  beginning
  of year........................................     2,428,902      11,073,535      23,888,109
                                                   ------------    ------------    ------------
Unrestricted cash and cash equivalents at end of
  year...........................................  $  9,157,640    $  2,428,902    $ 11,073,535
                                                   ============    ============    ============
Schedule of noncash investing and financing
  activities: Transfer of mortgage loans to
  foreclosed real estate.........................  $ 18,252,995    $ 13,499,472    $ 40,676,643
  Charge-offs to allowance for possible losses,
     net.........................................  $ 19,234,742    $ 20,252,734    $ 28,681,719
  Sale of foreclosed real estate financed by
     mortgage loans..............................  $  3,888,112    $ 14,679,561    $ 10,777,211
  Exchange of real estate assets for debt........  $         --    $         --    $  4,253,144

See notes to consolidated financial statements.

                        LIBERTE INVESTORS AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1994

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

     Liberte Investors ("LBI" or the "Trust") is an unincorporated voluntary association of the type commonly termed a Massachusetts business trust organized under the laws of Massachusetts pursuant to a Declaration of Trust dated June 26, 1969, as amended. Prior to 1991, the principal business activity of LBI was investing in mortgage loans, primarily first mortgage construction, acquisition and development loans. LBI derives its income principally from interest on loans to builders, developers and other borrowers and interest income on short-term investments. Over the past six fiscal years, however, the Trust has progressively curtailed its lending activities and has reduced the size of its mortgage loan and real estate portfolio. Due to a nationwide decline in real estate values and a material reduction in the funding sources available to developers, which has eroded their ability to repay the construction loans and the acquisition and development loans made by the Trust, the Trust virtually ceased making new mortgage investments in January 1991. Since that time, the Trust has concentrated its efforts on liquidating its mortgage loan and real estate investments for cash and notes, and on retiring its senior indebtedness.

     On October 25, 1993, the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On November 2, 1993, the Trust filed with the Bankruptcy Court a disclosure statement and related plan of reorganization. An order was entered by the Bankruptcy Court confirming a modified plan of reorganization for the Trust on January 24, 1994. On April 7, 1994, the Trust emerged from bankruptcy. Pursuant to the plan of reorganization, certain assets and liabilities were transferred to Resurgence Properties Inc. ("RPI") and RPI's common stock was distributed to the holders of the Trust's outstanding subordinated indebtedness in full satisfaction of such holders' claims against the Trust.

     The consolidated financial statements include the accounts of the Trust and its subsidiary. Significant intercompany balances and transactions have been eliminated.

     Income Taxes -- No provision has been made for federal income taxes because the Trust believes it has qualified as a real estate investment trust and expects that it will continue to do so. However, no assurance can be given that it has qualified in fiscal 1994 or that it will at all times so qualify. See Note H -- "Cash Distributions and Federal Income Taxes."

     Recognition of Income -- Interest is taken into income as it accrues. The Trust discontinues the accrual of interest income when circumstances exist which cause the collection of such interest to be doubtful. Determination to discontinue accruing interest is made after a review by the Trust's management of all relevant facts including delinquency of principal and/or interest, and credit of the borrower. Loans classified as nonearning are loans on which the accrual of interest has been discontinued.

     Allowance for Possible Losses -- The Trust provides for possible losses on mortgage loans and foreclosed real estate based on an evaluation of each real estate loan and each property acquired through foreclosure (or deed in lieu of foreclosure). Consideration is given to the collectibility of the mortgage loans and to the estimated value of the collateral underlying a loan or of properties held. The Trust also maintains unallocated reserves on its portfolio of mortgage loans.

     Foreclosed Real Estate -- Foreclosed real estate is recorded at the lower of cost or fair value less estimated costs to sell determined at, and subsequent to, foreclosure. Any loss attributable to the excess of cost over fair value at the time of foreclosure is charged to the allowance for losses on mortgage loans. Gains (losses) realized on liquidation are credited (charged) to the allowance for losses on foreclosed real estate.

     Foreclosed real estate is classified as earning if the net cash flow on the individual property is projected to exceed the Trust's average cost of funds during the succeeding twelve months. The properties on which the cash flow is not projected to exceed the Trust's average cost of funds during the succeeding twelve months are classified as nonearning.

                        LIBERTE INVESTORS AND SUBSIDIARY

     In Substance Foreclosures -- Properties collateralizing mortgage loans that have been substantively repossessed or are being managed under the control of the Trust are recorded as foreclosed real estate. A loan is considered to be an in-substance foreclosure if the following criteria are met: (1) the debtor has little or no equity in the collateral, considering the current fair value of the collateral; (2) proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and (3) the debtor has either formally or effectively abandoned control of the collateral to the creditor, or retained control of the collateral but, because of the current financial condition of the debtor, the economic prospects for the debtor and/or the collateral in the foreseeable future, it is doubtful that the debtor will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

     Sales of Foreclosed Assets Financed by Mortgage Loans -- The Trust may finance a portion of the sale of foreclosed real estate for qualified borrowers. A cash downpayment of 20% is normally required, and the financing terms generally do not exceed five years, with many financings being for less than five years. The loans are made at market rates of interest and are generally fixed-rate loans; however, in some cases the rate may float in relation to the prime rate.

     Adoption of Authoritative Statements -- In fiscal 1993, the Trust adopted The American Institute of Certified Public Accountants' Statement of Position 92-3, "Accounting for Foreclosed Assets" ("SOP 92-3"). SOP 92-3 requires foreclosed assets held for sale to be carried at the lower of (a) fair value less estimated costs to sell or (b) cost. Fair value was determined by discounting expected cash flows using a risk-adjusted rate. Prior to adopting SOP 92-3, the Trust carried its foreclosed assets held for sale at the lower of
(a) net realizable value or (b) cost. Net realizable value was determined using the Trust's cost of funds rate. The adoption of this statement had an adverse effect on the Trust's balance sheet and statement of operations in fiscal 1993 of approximately $2.4 million because the Trust's cost of funds rate has been less than the risk-adjusted discount rate required to be used under SOP 92-3.

     In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires impairment of a loan be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Trust is currently evaluating the impact from the adoption of this standard. The Trust is required to adopt this standard for the fiscal year beginning July 1, 1995.

     Loss Per Share of Beneficial Interest -- Loss per Share of Beneficial Interest is based on the weighted average number of shares outstanding during the year.

     Cash and Cash Equivalents -- Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

                        LIBERTE INVESTORS AND SUBSIDIARY

NOTE B -- MORTGAGE LOAN PORTFOLIO

     The following tables sets forth the Trust's outstanding mortgage loans at June 30, 1994 and June 30, 1993 by type of loan, type of property and by geographic location according to their earning or nonearning status. All amounts are stated net of repayments.

                                                            EARNING                              NONEARNING
                                              ------------------------------------   -----------------------------------
                                               NUMBER    COMMITMENT      AMOUNT       NUMBER    COMMITMENT     AMOUNT
                                              OF LOANS     AMOUNT      OUTSTANDING   OF LOANS     AMOUNT     OUTSTANDING
                                              --------   -----------   -----------   --------   ----------   -----------
June 30, 1994:
  First mortgage loans:
    Acquisition & development...............      3     $    993,576  $    993,576       1     $    23,390  $     23,390
    Completed properties:
      Shopping centers......................      1        4,800,000     4,800,000      --             --             --
                                                 --     ------------  ------------      --     -----------  ------------
        Total first mortgage loans..........      4        5,793,576     5,793,576       1          23,390        23,390
Second mortgage loans.......................      1           50,233        50,233      --             --             --
Other.......................................      4           14,839        14,839       4         248,918       248,918
                                                 --     ------------  ------------      --     -----------  ------------
                                                  9     $  5,858,648  $  5,858,648       5     $   272,308  $    272,308
                                                 ==     ============  ============      ==     ===========  ============
Geographic location:
  Tennessee.................................      1     $  4,800,000  $  4,800,000      --     $        --  $         --
  Virginia..................................      1          984,000       984,000      --              --            --
  Washington................................      1           50,233        50,233      --              --            --
  Texas.....................................      5           20,881        20,881       2          67,550        67,550
  Connecticut...............................      1            3,534         3,534      --              --            --
  Florida...................................     --               --            --       3         204,758       204,758
                                                 --     ------------  ------------      --     -----------  ------------
                                                  9     $  5,858,648  $  5,858,648       5     $   272,308  $    272,308
                                                 ==     ============  ============      ==     ===========  ============
June 30, 1993:
  First mortgage loans
    Construction loans:
      Single-family residential.............      9     $    941,089  $    702,836       2     $   865,039  $    865,039
    Acquisition & development...............     28       18,273,502    18,183,010       5      10,128,695    10,128,695
    Completed properties:
      Apartments............................      4       17,911,037    17,911,036      --              --            --
      Office buildings......................      3       10,132,435    10,041,584      --              --            --
      Shopping centers......................      8       44,827,766    44,609,012       2       4,379,846     4,379,846
      Condominiums/townhouses...............      2        3,157,840     3,157,840      --              --            --
      Single-family residential.............      2        1,123,058     1,123,058      --              --            --
      Industrial............................      5       13,949,342    13,683,916       5       8,273,407     8,273,407
      Hotel/motel...........................      1        1,179,519     1,179,518      --              --            --
                                                 --     ------------  ------------      --     -----------  ------------
                                                 25       92,280,997    91,705,964       7      12,653,253    12,653,253
                                                 --     ------------  ------------      --     -----------  ------------
                                                 62      111,495,588   110,591,810      14      23,646,987    23,646,987
Second mortgage loans.......................      3          579,730       579,730       1          28,960        28,960
Other.......................................      8        1,530,903     1,530,903       5         766,503       766,503
                                                 --     ------------  ------------      --     -----------  ------------
                                                 73      113,606,221   112,702,443      20      24,442,450    24,442,450
                                                 ==                                     ==
First mortgage residential loans............                 424,249       424,249                      --            --
                                                        ------------  ------------             -----------  ------------
                                                        $114,030,470  $113,126,692             $24,442,450  $ 24,442,450
                                                        ============  ============             ===========  ============
Geographic location:
  Texas.....................................     34     $ 37,574,122  $ 37,419,788       3     $ 3,152,932  $  3,152,932
  Florida...................................      7       22,340,357    22,224,622       5       3,610,000     3,610,000
  California................................     12       18,591,099    18,230,315      10      17,294,056    17,294,056
  Tennessee.................................      4       13,591,127    13,434,223       1         356,502       356,502
  Georgia...................................      6        8,040,250     8,040,249      --              --            --
  Arkansas..................................      1        5,913,234     5,913,234      --              --            --
  Colorado..................................      3        5,511,451     5,408,433      --              --            --
  Illinois..................................      2        1,441,741     1,428,739      --              --            --
  Other.....................................      4        1,027,089     1,027,089       1          28,960        28,960
                                                 --     ------------  ------------      --     -----------  ------------
                                                 73     $114,030,470  $113,126,692      20     $24,442,450  $ 24,442,450
                                                 ==     ============  ============      ==     ===========  ============

                        LIBERTE INVESTORS AND SUBSIDIARY

     Additional information relating to the Trust's earning mortgage loans at June 30, 1994 and 1993 is set forth below:

                                                                1994             1993
                                                              ---------       -----------
    Principal balances with interest rates tied to prime....  $4,804,271      $ 35,318,728
    Principal balances with fixed interest rates............   1,054,377        77,807,964
                                                              ----------      ------------
                                                              $5,858,648      $113,126,692
                                                              ==========      ============
    Weighted average yield..................................        8.27%             7.36%

     During the years ended June 30, 1994 and 1993, maturities were extended on loans aggregating $9,305 and $65,370,041, respectively. Loan terms are extended for a variety of reasons, including contractual rights under an original loan agreement, delays in construction or acceptance by the permanent lender and financial difficulties of the borrowers.

     The following is a summary of mortgage loan activity:

                                                                                 SECOND
                                                                 FIRST          MORTGAGE
                                                               MORTGAGE         AND OTHER
                                                                 LOANS            LOANS
                                                              ------------      ----------
    Balance at July 1, 1992.................................  $173,503,629      $5,168,834
    Advances on mortgage loans and other....................     1,682,980         235,398
    Sale of foreclosed real estate financed by mortgage
      loans.................................................    14,614,601          64,960
                                                              ------------      ----------
                                                               189,801,210       5,469,192
    Deductions:
      Collections of principal..............................    35,487,836         805,414
      Foreclosures..........................................    12,777,349         722,123
      Write-off of principal................................     6,872,979       1,035,559
                                                              ------------      ----------
                                                                55,138,164       2,563,096
                                                              ------------      ----------
    Balance at June 30, 1993................................   134,663,046       2,906,096
    Advances on mortgage loans and other....................       340,323              --
    Sale of foreclosed real estate financed by mortgage
      loans.................................................     3,888,112              --
                                                              ------------      ----------
                                                               138,891,481       2,906,096
    Deductions:
      Collections of principal..............................    27,788,616       1,040,088
      Foreclosures..........................................    18,357,613        (104,618)
      Write-off of principal................................     8,109,056         564,393
      Transfer of assets upon emergence from Chapter 11.....    78,819,230       1,092,243
                                                              ------------      ----------
                                                               133,074,515       2,592,106
                                                              ------------      ----------
    Balance at June 30, 1994................................  $  5,816,966      $  313,990
                                                              ============      ==========

                        LIBERTE INVESTORS AND SUBSIDIARY

NOTE C -- FORECLOSED REAL ESTATE

     The following is a summary of the Trust's activity in foreclosed real estate for the three-year period ended June 30, 1994:

                                              1994             1993              1992
                                          ------------      -----------       -----------
    Balance at beginning of year........  $164,416,526      $199,920,975      $201,398,498
    Foreclosures........................    18,252,995        13,499,472        40,676,643
    Expenditures........................     2,016,948         2,414,009         2,499,458
                                          ------------      ------------      ------------
    Total additions.....................    20,269,943        15,913,481        43,176,101
    Cost of real estate sold............   (28,437,212)      (51,417,930)      (44,653,624)
    Transfer of assets upon emergence
      from Chapter 11...................  (131,042,255)               --                --
                                          ------------      ------------      ------------
    Balance at end of year..............  $ 25,207,002      $164,416,526      $199,920,975
                                          ============      ============      ============

     The following table sets forth the Trust's portion of foreclosed real estate by type of property and geographic location:

                                                                       JUNE 30
                                                             -----------------------------
                                                                1994              1993
                                                             ----------       ------------
    Type of Property:
      Single-family........................................  $ 1,726,091     $   3,915,400
      Condominiums/townhouses..............................           --         4,807,050
      Single-family lots...................................    7,303,970        17,556,272
      Condo lots/land......................................    4,768,677        13,029,674
      Land.................................................    6,809,219        35,016,973
      Completed properties:
         Apartments........................................           --         6,258,166
         Shopping centers..................................           --        57,130,649
         Office buildings..................................           --         8,920,118
         Industrial........................................    4,522,155        12,642,691
         Hotel/motel.......................................           --         4,849,739
         Other.............................................       76,890           289,794
                                                             -----------     -------------
                                                             $25,207,002     $ 164,416,526
                                                             ===========     =============
    Geographic Location:
      Texas................................................  $15,671,976     $  39,560,021
      California...........................................    5,725,691        16,880,465
      Massachusetts........................................    1,760,472         9,440,394
      Florida..............................................      159,797        22,063,325
      Arizona..............................................           --        30,129,355
      Illinois.............................................           --         9,275,408
      Colorado.............................................           --         9,262,487
      Georgia..............................................           --         8,988,080
      Alaska...............................................           --         4,849,739
      Connecticut..........................................           --         3,442,430
      Virginia.............................................           --         3,434,419
      Other................................................    1,889,066         7,090,403
                                                             -----------     -------------
                                                             $25,207,002     $ 164,416,526
                                                             ===========     =============

                        LIBERTE INVESTORS AND SUBSIDIARY

The Trust has substantively repossessed or obtained control of the management of certain properties collateralizing $6,245,694 and $29,601,539 of mortgage loans at June 30, 1994 and 1993, respectively. As a result, these loans have been accounted for as foreclosed real estate.

NOTE D -- ALLOWANCE FOR POSSIBLE LOSSES

     A summary of transactions affecting the Trust's allowance for possible losses for the three year period ended June 30, 1994 is as follows:

                                                MORTGAGE       FORECLOSED
                                                  LOANS        REAL ESTATE        TOTAL
                                               -----------     -----------     -----------
    Balance July 1, 1991.....................  $24,695,895     $31,027,375     $55,723,270
    Provision for possible losses............   19,370,000      12,630,000      32,000,000
    Amounts charged off, net of recoveries...  (20,789,921)     (7,891,798)    (28,681,719)
                                               -----------     -----------     -----------
    Balance June 30, 1992....................   23,275,974      35,765,577      59,041,551
    Provision for possible losses............    1,263,731      13,886,269      15,150,000
    Amounts charged off, net of recoveries...   (6,811,338)    (13,441,396)    (20,252,734)
                                               -----------     -----------     -----------
    Balance June 30, 1993....................   17,728,367      36,210,450      53,938,817
    Provision for possible losses............   (1,208,000)      4,383,000       3,175,000
    Amounts charged off, net of recoveries...   (8,457,842)    (10,776,900)    (19,234,742)
    Allowance related to assets transferred
      upon emergence from Chapter 11.........   (6,499,604)    (19,670,076)    (26,169,680)
                                               -----------     -----------     -----------
    Balance June 30, 1994....................  $ 1,562,921     $10,146,474     $11,709,395
                                               ===========     ===========     ===========

NOTE E -- BORROWINGS

     At June 30, 1993, $87,725,250 was outstanding under the Senior Credit Agreements bearing interest at 8%. Also outstanding at June 30, 1993 was $100 million of 10 1/2% Subordinated Notes. Upon the Trust's emergence from bankruptcy on April 7, 1994, certain assets and liabilities (including the outstanding balance under the Secured Credit Agreements) were transferred to the holders of the Subordinated Notes in full satisfaction of such Notes. The net assets transferred exceeded the debt satisfied resulting in a loss on extinguishment of debt, which has been reported as an extraordinary item.

     As part of this process, net mortgage loans of $73.4 million, the related accrued interest receivable of $.6 million and net foreclosed real estate of $111.3 million were transferred to RPI.

     The Trust paid claims and closing costs, made debt payments and transferred cash to RPI totaling $28.0 million.

     The Trust received a $6.0 million note receivable from RPI and $.3 million of preferred stock in RPI. The Trust transferred additional assets totaling $.3 million and liabilities for escrow deposits totaling $1.6 million to RPI and adjusted its accrued liabilities by $.2 million.

     In accordance with the terms of the Plan of Reorganization, the Trust was relieved of its liability on the $83.1 million of senior debt, the $100.0 million of subordinated debt and the related $9.5 million of accrued interest on the subordinated debt. The recording of the above transactions resulted in an extraordinary loss on extinguishment of debt of approximately $12.9 million.

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

                        LIBERTE INVESTORS AND SUBSIDIARY

     Interest payments on all borrowings amounted to $4,754,000, $11,045,000, and $21,309,000, in 1994, 1993, and 1992, respectively.

NOTE F -- COMMITMENTS AND CONTINGENCIES

     At June 30, 1994 the Trust had commitments for indemnification of development bond issuers and other commitments totaling $996,883.

     Restricted cash investments at June 30, 1994 included $71,073 for claims due to bankruptcy, $480,500 to secure a letter of credit and $71,727 of borrowers' escrow deposits.

     The Trust is involved in litigation which, in the opinion of management, will not result in a material adverse impact on the Trust's financial condition, results of operations or cash flows.

NOTE G -- AGREEMENT WITH MANAGER

     The Trust operates under a management agreement (the "Agreement") with Lomas Management, Inc. (the "Manager"), a subsidiary of Lomas Financial Corporation ("LFC"). The Agreement provides that the Manager will advise the Trust with respect to all facets of its business, administer the day-to-day operations of the Trust under the supervision of the Trust's Chief Executive Officer and the Board of Trustees, serve as the Trust's investment advisor and consultant on policy decisions and make investment recommendations. The management agreement in effect prior to July 1, 1992 provided, among other things, that when the Trust invested in construction and development loans recommended by the Manager, LFC was required to participate at varying levels in such loans and had the option to increase its participation to a maximum of 33 1/3%. At June 30, 1994, the participations of the Trust and ST Lending, Inc., a wholly-owned subsidiary of LFC ("STL"), in outstanding mortgage loans aggregated $6,130,956 and $1,532,739, respectively, net of repayments. The participations of the Trust and STL in foreclosed real estate properties aggregated $25,207,002 and $6,301,751, respectively, at June 30, 1994.

     The Agreement expires on June 30, 1995. The Agreement, among other things, provides for the following: (i) a fee equal to 1% of invested assets (as defined), (ii) permits any party to the Agreement to terminate such agreement on sixty days' prior written notice with cause or without cause on ninety days' written notice and (iii) places restrictions on LFC with respect to the assignment of the Agreement. Additionally, the Trust has agreed to pay an additional fee totaling $81,000 in fiscal 1995 for accounting services provided by the Manager.

NOTE H -- CASH DISTRIBUTIONS AND FEDERAL INCOME TAXES

     Under applicable sections of the Internal Revenue Code (the "Code"), the Trust is required to distribute to its shareholders at least 95% of taxable income. Based on a preliminary computation, the Trust incurred a taxable loss during fiscal 1994; therefore, no distributions were required and none were made.

     The Trust believes that it has operated, and expects that it will continue to operate, in such manner as to qualify for taxation as a real estate investment trust (a "REIT") under the Code, but no assurance can be given that it will at all times so qualify. To qualify as a real estate investment trust, the Trust must satisfy various requirements under the Code, including requirements concerning the nature and composition of its income and assets. Generally, an entity can qualify as a REIT only if 95 percent of its gross income constitutes "qualifying income" as defined in Section 856 of the Code (the "95% Test"). Because more than 5% of the Trust's gross income during the taxable years ended June 30, 1993 and 1992 consisted of income from an interest rate swap and because it is uncertain whether income derived from such interest rate swaps constitutes qualifying income, it is unclear whether the Trust satisfied the 95% Test for fiscal 1993 or 1992. The Trust believes that such income should be treated as qualifying income for purposes of the 95% Test. In addition, an entity qualifies as a REIT as long as the securities of any one issuer represent less than 5% of the fair value of its total assets at any fiscal quarter end. At this time, it is uncertain whether the Trust met this requirement as of June 30, 1994.

                        LIBERTE INVESTORS AND SUBSIDIARY

     If the Trust does not qualify as a real estate investment trust in any taxable year, it will be taxed as a corporation pursuant to Subchapter C of the Code. In determining its potential liability for tax as a corporation, the Trust believes, assuming it does not undergo a 50 percentage point ownership change as described in Section 382 of the Code, that it would be able to utilize its net operating loss carryovers and other tax benefits to shelter itself from regular federal income taxation and, in substantial part, from alternative minimum taxation. Funds available for distribution to shareholders would be reduced by the amount of any tax liability payable by the Trust to federal tax authorities. Such distributions, if any, would not be deductible by the Trust in computing its taxable income but would be eligible for the dividends received deduction for corporate shareholders to the extent paid out of the Trust's current and cumulative earnings and profits. In addition, unless entitled to relief under specific statutory provisions, the Trust would be ineligible for real estate investment trust status for the succeeding four taxable years. As part of the specific statutory provisions, the Trust may prove that the disqualification was due to reasonable cause and not due to willful neglect. The Trust believes that it meets such statutory requirements, however if it is determined that the Trust does not qualify for taxation as a REIT, it would immediately seek to requalify for taxation as a REIT for the fiscal year ending June 30, 1995. There can be no assurance that the Trust would be able to requalify for taxation as a REIT.

NOTE I -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Trust.

     The fair value of cash and cash equivalents and restricted cash investments approximates their carrying value because of the liquidity and short-term maturities of these instruments. The fair value of mortgage loans is estimated by discounting cash flows at interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of the note receivable approximates its carrying value because it bears interest at a LIBOR-based floating rate.

     The fair value of loan commitments and guarantees and other commitments approximates the commitment amounts.

     The estimated fair values of the Trust's financial instruments at June 30, 1994 are as follows (in thousands):

                                                                      CARRYING        FAIR
                                                                       AMOUNT        VALUE
                                                                      --------       ------
    Financial Assets:
      Cash and cash equivalents.....................................   $9,158        $9,158
      Restricted cash investments...................................      623           623
      Note receivable -- RPI........................................    6,000         6,000
      Mortgage loans (net of allowance for possible losses).........    4,568         4,640
    Off-Balance Sheet financial instruments:
      Guarantees and other commitments..............................       --          (997)

                        LIBERTE INVESTORS AND SUBSIDIARY

NOTE J -- QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of unaudited quarterly results of operations:

                                                       YEAR ENDED JUNE 30, 1994
                                         -----------------------------------------------------
                                         1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                         -----------   -----------   -----------   -----------
    Total income.......................  $ 3,486,285   $ 3,246,820   $ 2,786,022   $   499,912
    Net loss...........................   (5,454,443)   (2,905,373)   (7,334,593)  (13,583,101)
    Net loss per share.................         (.46)         (.24)         (.59)        (1.11)

                                                       YEAR ENDED JUNE 30, 1993
                                         -----------------------------------------------------
                                         1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                         -----------   -----------   -----------   -----------
    Total income.......................  $ 3,667,035   $ 3,692,347   $ 3,926,936   $ 3,828,860
    Net loss...........................   (5,080,653)   (7,051,709)   (4,325,666)  (18,213,656)
    Net loss per share.................         (.43)         (.60)         (.37)        (1.54)

     The net loss in the fourth quarter of fiscal 1994 included an extraordinary loss of $12,936,395 on the extinguishment of debt related to the Trust's Chapter 11 proceedings.

     The net loss in the fourth quarter of fiscal 1993 included an $8.9 million provision for possible losses and $6.0 million of debt restructure expenses. The provision for possible losses resulted principally from a provision of approximately $2.4 million related to the adoption of SOP 92-3 as discussed in Note A and revised estimates of losses which are based primarily on recent real estate sales, updated collateral valuations, current real estate market conditions and consideration for inherent losses in the portfolio.

     Debt restructure expenses in the fourth quarter of fiscal 1993 include $4.2 million of previously capitalized costs related to a possible exchange of the Subordinated Notes for equity in the Trust. This amount was written off when a tentative agreement was reached with the subordinated noteholders to exchange their debt for equity in RPI. In addition, $1.8 million of costs related to the ongoing negotiations was incurred and expensed.

NOTE K -- SHAREHOLDERS' EQUITY

     At June 30, 1993, two stock option plans were in existence; one totaling 250,000 Shares of Beneficial Interest and one for 400,000 Shares of Beneficial Interest. The option price of the 250,000 shares is 10% of the quoted share price of $1.50 at June 28, 1993, and 62,500 shares became exercisable on that date with the remaining shares vesting at the rate of 62,500 shares per year commencing on January 31, 1993. The option price of the 400,000 shares is $1.125 per share and 100,000 shares became exercisable on June 28, 1993, with the remaining shares vesting at the rate of 100,000 shares per year commencing on May 7, 1993. Unexercised options under both plans terminate ten years from grant date.

     At a meeting of the Trustees held August 9, 1993, in order to encourage and facilitate the exercise of the options held by Ted Enloe, a Trustee and the President and CEO of the Trust, the Board approved a proposal that would accelerate the vesting of the options held by Mr. Enloe that are currently unexercisable so that all 650,000 of Mr. Enloe's options would be immediately exercisable. On October 22, 1993, Mr. Enloe exercised his options to acquire the 650,000 Shares of Beneficial Interest. Payment for the stock was composed of $121,875 in cash and a promissory note in favor of the Trust in the amount of $365,625. The note has a term of 5 1/2 years and bears interest at 5% compounded semi-annually. The repayment of the note is secured by a pledge of the 650,000 Shares acquired upon the exercise.

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                        LIBERTE INVESTORS AND SUBSIDIARY
                                 JUNE 30, 1994

               COL. A                   COL. B       COL. C                     COL. D                            COL. E
- - ------------------------------------ ------------   ---------   ---------------------------------------   ----------------------
                                                                                                            BALANCE AT END OF
                                      BALANCE AT                              DEDUCTIONS                          PERIOD
                                     BEGINNING OF               ---------------------------------------   ----------------------
           NAME OF DEBTOR               PERIOD      ADDITIONS   AMOUNTS COLLECTED   AMOUNTS WRITTEN OFF   CURRENT    NOT CURRENT
- - ------------------------------------ ------------   ---------   -----------------   -------------------   --------   -----------
Ted Enloe, note receivable bearing
  interest at 5% calculated semi-
  annually and added to the note
  amount, due April 22, 1999........      $0        $ 374,766        $     0                $ 0           $374,766       $ 0

Ted Enloe, employee advance.........      $0        $ 111,210        $85,000                $ 0           $ 26,210       $ 0

                 SCHEDULE XII -- MORTGAGE LOANS ON REAL ESTATE

                        LIBERTE INVESTORS AND SUBSIDIARY
                                 JUNE 30, 1994

        COL. A                       COL. B        COL. C          COL. D          COL. E       COL. F      COL. G        COL. H
- - ----------------------            -------------  ----------  ------------------- -----------   ---------   ---------   ------------
                                                                                                                        PRINCIPAL
                                                                                                                        AMOUNT OF
                                                                                                                          LOANS
                                                                                                                        SUBJECT TO
                                                   FINAL          PERIODIC                       FACE      CARRYING     DELINQUENT
                         NO. OF     INTEREST      MATURITY         PAYMENT                     AMOUNT OF   AMOUNT OF   PRINCIPAL OR
     DESCRIPTION         LOANS        RATE          DATE            TERMS        PRIOR LIENS   MORTGAGES   MORTGAGES     INTEREST
- - ----------------------   ------   -------------  ----------  ------------------- -----------   ---------   ---------   ------------
First mortgage loans:
  Acquisition and
    development:
    Pulte Home
      Corporation......     1         7.00%         1995     Principal and                     $ 984,000     984,000   $       --
                                                             interest due
                                                             at maturity.
    Other..............     3     10.00-13.00%      1994                                                      32,966       23,389
                           --                                                                             ----------   ----------
                            4                                                                              1,016,966       23,389
  Other:
    Club Income
      Properties.......     1         8.50%         1994     Principal due at                  5,120,000   4,800,000    4,800,000
                                                             maturity, interest                           ----------   ----------
                                                             payable monthly.
        Total first
          mortgages....     5                                                                              5,816,966    4,823,389
Second mortgages.......     1        10.00%         1995                                                      50,223           --
Other..................     8      7.00-10.00%   1994-1998                                                   263,767      252,452
                           --                                                                             ----------   ----------
                           14
                           ==
        Total
          mortgage loan
          portfolio....                                                                                   $6,130,956   $5,075,841
                                                                                                          ==========   ==========

                             NOTES TO SCHEDULE XII

                                 JUNE 30, 1994

(1) For income tax purposes the cost of loans is the carrying amount as shown on the schedule. Allowance for possible losses allocated to mortgage loans at June 30, 1994 amounted to $1,562,921. Basis for the allocated amount is explained under "Accounting Policies -- Allowance for Possible Losses" on Page 33 of this report.

(2) Reconciliation of "Mortgage Loans on Real Estate" (in thousands):

                                                                 YEAR ENDED JUNE 30
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
    Balance at beginning of year.......................  $137,569     $178,672     $275,217

    Additions during year:
      New mortgage loans and advances on existing loans
         and other.....................................     4,228       16,598       14,672
                                                         --------     --------     --------
                                                          141,797      195,270      289,889
    Deductions during year:
      Collections of principal.........................    28,829       36,293       52,042
      Foreclosures.....................................    18,253       13,499       40,677
      Write-off of principal...........................     8,673        7,909       18,498
      Transfer of assets upon emergence from Chapter
         11............................................    79,911           --           --
                                                         --------     --------     --------
    Balance at end of year.............................  $  6,131     $137,569     $178,672
                                                         ========     ========     ========

                               LIBERTE INVESTORS

                               INDEX TO EXHIBITS

                                                                                  SEQUENTIALLY
EXHIBIT NO.                                                                      NUMBERED PAGES
- - -----------                                                                      --------------
   (3.4)   -- Fifth Amendment to the Declaration of Trust of the Registrant
    (27)   -- Financial Data Schedules (Submitted to the SEC for its
              information).