Form 10-Q
period 1994-09-30
LIBERTE INVESTORS/
filed 1994-11-14
CIK 60153

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - ------                       EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                      OR

- - - ------    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                        YES   X*   NO
                                                 -----     -----
* The registrant's confirmed plan of reorganization did not provide for a distribution of securities; however, all required documents and reports have been timely filed by the Registrant both prior to and after confirmation.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's class of securities as of November 4, 1994: Shares of Beneficial Interest, no par - 12,423,208 shares.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1994
                               LIBERTE INVESTORS


                                     INDEX

                                                                                                            Page
                                                                                                            ----
PART I - FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

       Consolidated Balance Sheet - September 30, 1994 and June 30, 1994  . . . . . . . . . . . .            3

       Consolidated Statement of Operations - Three Months Ended
          September 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4

       Consolidated Statement of Cash Flows - Three Months Ended
          September 30, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5

       Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .            6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . .            7

PART II - OTHER INFORMATION

   ITEM 1.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11

   ITEM 5.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .           14

SIGNATURES            . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15

INDEX TO EXHIBITS     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
LIBERTE INVESTORS AND SUBSIDIARY


                                                                           September 30, 1994     June 30, 1994
                                                                              (Unaudited)           (See Note)
                                                                              -----------           ----------
Assets
Mortgage loans on real estate:
    Earning                                                                   $ 5,883,633           $ 5,858,648
    Nonearning                                                                    248,918               272,308
Foreclosed real estate:
    Nonearning                                                                 23,196,718            25,207,002
                                                                              -----------           -----------
                                                                               29,329,269            31,337,958
Less:  Allowance for possible losses                                           10,758,652            11,709,395
                                                                              -----------           -----------
                                                                               18,570,617            19,628,563

Cash and cash equivalents                                                      10,176,978             9,157,640
Restricted cash investments                                                       764,493               623,300
Note receivable - RPI                                                           5,762,453             6,000,000
Accrued interest and other receivables                                            291,827               324,555
Other assets                                                                      418,648               581,919
                                                                              -----------           -----------
                                                                              $35,985,016           $36,315,977
                                                                              ===========           ===========



Liabilities and Shareholders' Equity
Liabilities
Accrued management fees                                                       $    23,469           $    19,281
Accrued liabilities                                                             1,575,736             1,382,751
                                                                              -----------           -----------
                                                                                1,599,205             1,402,032


Shareholders' Equity
Shares of Beneficial Interest, no par value,
    unlimited authorization:
    12,423,208 issued and outstanding at
    September 30, 1994 and June 30, 1994                                       34,385,811            34,913,945
                                                                              -----------           -----------
                                                                              $35,985,016           $36,315,977
                                                                              ===========           ===========


NOTE: The balance sheet at June 30, 1994 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY


                                                         Three Months Ended
                                                            September 30
                                                  --------------------------------
                                                      1994                 1993
                                                  -----------          -----------
Income
Interest                                          $   244,328          $ 2,075,346
Temporary investment interest                         115,180               44,013
Foreclosed real estate and other                      101,210            1,366,926
                                                  -----------          -----------
                                                      460,718            3,486,285
                                                  -----------          -----------

Expenses
Interest                                                   --            4,467,141
Provision for possible losses                         510,000              200,000
Management fees                                        70,621              609,175
Legal and audit                                        21,754              365,000
Trustees' fees and expenses                            13,800               75,393
Foreclosed real estate                                 98,010              778,584
Debt restructure                                           --            1,560,398
Other                                                 274,667              885,037
                                                  -----------          -----------
                                                      988,852            8,940,728
                                                  -----------          -----------
Net loss                                          $  (528,134)         $(5,454,443)
                                                  ===========          ===========


Net loss per Share of
  Beneficial Interest                             $      (.04)         $      (.46)


Weighted average number of
  Shares of Beneficial Interest                    12,423,208           11,773,208


Cash dividends declared per share                          --                   --





See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY


                                                                                     Three Months Ended
                                                                                        September 30
                                                                             ---------------------------------
                                                                                 1994                 1993
                                                                             -----------          ------------
Operating activities:
    Net loss                                                                 $  (528,134)          $(5,454,443)
    Noncash expenses and revenues included in net loss:
        Provision for possible losses                                            510,000               200,000
    Net change in other receivables, assets and liabilities                      708,379             5,427,743
                                                                             -----------           -----------
        Net cash provided by operating activities                                690,245               173,300
                                                                             -----------           -----------

Investing activities:
    Collections on mortgage loans                                                 24,285             8,388,880
    Collections on RPI note receivable                                           237,547                   --
    Advances on mortgage loans                                                   (38,536)             (154,460)
    Expenditures on foreclosed real estate                                       (60,502)             (377,921)
    Sales and basis reductions of foreclosed real estate                         307,492             3,320,835
    Net purchases of restricted cash investments                                (141,193)           (5,199,448)
                                                                             -----------           -----------
        Net cash provided by investing activities                                329,093             5,977,886
                                                                             -----------           -----------

Financing activities:
    Decrease in notes payable                                                         --            (4,597,411)
                                                                             -----------           -----------
        Net cash used by financing activities                                         --            (4,597,411)
                                                                             -----------           -----------

Net increase in unrestricted cash and cash equivalents                         1,019,338             1,553,775
Unrestricted cash and cash equivalents at beginning of period                  9,157,640             2,428,902
                                                                             -----------           -----------

Unrestricted cash and cash equivalents at end of period                      $10,176,978           $ 3,982,677
                                                                             ===========           ===========
Schedule of noncash investing and financing activities:
    Charge-offs to allowance for possible losses, net                        $ 1,460,743           $   971,582





See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
SEPTEMBER 30, 1994

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1995. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K of Liberte Investors for the fiscal year ended June 30, 1994 and "Item 5. OTHER INFORMATION" included herein.

The accompanying financial statements include the accounts of Liberte Investors and Liberte Corp., a wholly-owned subsidiary which is currently inactive. All intercompany balances and transactions have been eliminated. As used herein, the "Trust" refers to Liberte Investors and its subsidiary.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operations resulted in a loss of $528,134 for the quarter ended September 30, 1994, compared to a loss of $5,454,443 for the same period in fiscal 1994. Contributing to the smaller loss were decreases in substantially all expenses, partially offset by a decrease in interest income and foreclosed real estate income and an increase in the provision for losses. The changes in income and expense accounts are primarily due to the transfer of assets and liabilities to RPI upon the Trust's emergence from bankruptcy on April 7, 1994.

Interest income decreased from $2.1 million in the first quarter of fiscal 1994 to $0.2 million in the first quarter of fiscal 1995. The $1.9 million decrease was the result of a decrease in average earning loans partially offset by an increase in yield. Average earning loans decreased from $105.4 million with a yield of 7.81% in the first quarter of fiscal 1994 to $5.8 million with a yield of 9.24% in the first quarter of fiscal 1995.

Average nonearning loans for the first quarter of fiscal 1995 totaled $268,000 compared to $28.0 million for the comparable period in fiscal 1994. Assuming that the yield on these loans would have been the same as the yield on earning loans had they been on earning status, interest income would have been $6,000 higher in the first quarter of fiscal 1995 and $551,000 higher in the first quarter of fiscal 1994. Also included in interest income in the first quarter of fiscal 1995 was $108,000 of interest income on the RPI note receivable. The average balance of the RPI loan was $5.9 million with a yield of 7.29% for the first quarter of fiscal 1995. The Trust is continuing its efforts to reduce nonearning assets and improve the operating performance of real estate assets.

Income on foreclosed real estate decreased as a result of all of the Trust's earning real estate being transferred to RPI upon emergence from bankruptcy.

The Trust committed to fund one new investment origination totaling $686,000 during the quarter ended September 30, 1994. There was no new loan production during the quarter ended September 30, 1993.

Interest expense for the first quarter of fiscal 1994 included interest on average debt outstanding of $184.3 million with an average cost of 9.61%. Upon the Trust's emergence from bankruptcy on April 7, 1994 and as of September 30, 1994, the Trust was debt-free.

The provision for possible losses was $0.5 million in the first quarter of fiscal 1995 compared to $0.2 million in the first quarter of fiscal 1994. The allowance for possible losses was $10.8 million at September 30, 1994, compared to $11.7 million at June 30, 1994 and $53.2 million at September 30, 1993. While the Trust believes the allowance for possible losses is adequate at September 30, 1994, management will continue to periodically review the portfolio using then current information to make the estimates and assumptions that are used to determine the allowance for loan losses and the valuation of the real estate acquired in connection with foreclosures or in satisfaction of loans. These estimates and assumptions are susceptible to significant changes due to changes in the market conditions upon which they are based.

There was no provision for possible losses on mortgage loans in the first quarter of fiscal 1995 compared to $0.2 million in the first quarter of fiscal 1994.

The provision for possible losses on foreclosed real estate was $0.5 million in the first quarter of fiscal 1995 compared to no provision for possible losses on foreclosed real estate in the first quarter of fiscal 1994. The provision for possible losses on foreclosed real estate in the first quarter of fiscal 1995 is to provide for the charge-off of the entire net asset value on one particular asset as the result of the expiration of development rights on certain condominium lots and the Trust's inability to renew those rights. Any loss incurred upon foreclosure of collateral underlying a loan is charged to the allowance for possible losses on mortgage loans.

The following is a summary of transactions affecting the Trust's allowance for possible losses for the three months ended September 30, 1994, compared to the three months ended September 30, 1993:

                                                             Quarter Ended September 30, 1994
                                                      -------------------------------------------------
                                                         Mortgage         Foreclosed
                                                          Loans          Real Estate          Total
                                                      -------------     -------------     -------------
Balance July 1, 1994                                  $   1,562,921     $  10,146,474     $  11,709,395
Provision for possible losses                                    --           510,000           510,000
Amounts charged off, net of recoveries                       45,573        (1,506,316)       (1,460,743)
                                                      -------------     -------------     -------------
Balance September 30, 1994                            $   1,608,494     $   9,150,158     $  10,758,652
                                                      =============     =============     =============


                                                              Quarter Ended September 30, 1993
                                                      -------------------------------------------------
                                                         Mortgage         Foreclosed
                                                          Loans          Real Estate          Total
                                                      -------------     -------------     -------------
Balance July 1, 1993                                  $  17,728,367     $  36,210,450     $  53,938,817
Provision for possible losses                               200,000                --           200,000
Amounts charged off, net of recoveries                     (509,622)         (461,960)         (971,582)
                                                      -------------     -------------     -------------
Balance September 30, 1993                            $  17,418,745     $  35,748,490     $  53,167,235
                                                      =============     =============     =============


Management fees were lower in the first quarter of fiscal 1995 than in the comparable period in fiscal 1994 because invested assets, upon which the management fees are based, were lower in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. The reduction in legal fees on troubled assets and foreclosed real estate expense was a result of the transfer of a substantial amount of foreclosed real estate to RPI upon emergence from bankruptcy. No debt restructure costs were incurred in the first quarter of fiscal 1995 compared to $1.6 million in the first quarter of fiscal 1994.
Other operating expense in the first quarter of fiscal 1994 included $366,000 related to the exercising of options to acquire 650,000 Shares of Beneficial Interest by the Trust's Chief Executive Officer.

LIQUIDITY AND CAPITAL RESOURCES

The Trust expects its liquidity and earnings to continue to be adversely affected by the current conditions in the real estate market, which has resulted in, among other things, substantial nonearning assets and a significant reduction in the availability of real estate financing.

Prior to its emergence from bankruptcy, the Trust's principal funding requirements were operating expenses, interest expense and the repayment of its indebtedness. Since emergence from bankruptcy, the Trust is debt-free and its principal funding requirements are operating expenses. The Trust's primary sources of funding operating expenses are its collection of principal and interest on mortgage loans and the note receivable from RPI, consulting fees and proceeds from the sale of foreclosed property.

Operating activities for the first three months of fiscal 1995 provided $690,000 of cash compared to $173,000 in the first three months of fiscal 1994. The table below reflects cash flow from operating activities (in thousands):

                                                                     Three Months Ended
                                                                        September 30
                                                                 ---------------------------
                                                                  1994                 1993
                                                                 ------             --------
        Total income                                             $  461             $  3,486
        Interest expense                                             --               (4,467)
                                                                 ------             --------
        Net interest margin                                         461                 (981)
        Operating expenses                                         (479)              (4,274)
        Net change in other receivables, assets
          and liabilities                                           708                5,428
                                                                 ------             --------

        Net cash provided by
          operating activities                                   $  690             $    173
                                                                 ======             ========

Net cash provided by investing activities for the first three months of fiscal 1995 was $329,000 compared to $5,978,000 in the first three months of fiscal 1994. The table below reflects cash flow from investing activities (in thousands):

                                                                    Three Months Ended
                                                                        September 30
                                                                 ---------------------------
                                                                  1994                 1993
                                                                 ------             --------
        Collections on mortgage loans                            $   24             $  8,389
        Collections on RPI note receivable                          238                   --
        Advances on mortgage loans                                  (39)                (155)
        Sales and basis reductions of foreclosed
          real estate                                               307                3,321
        Expenditures on foreclosed real estate                      (60)                (378)
        Net purchases of restricted cash
          investments                                              (141)              (5,199)
                                                                 ------             --------
        Net cash provided by investing activities                $  329             $  5,978
                                                                 ======             ========


Amounts to be advanced under existing commitments increased from no commitments at June 30, 1994 to $636,614 at September 30, 1994.

Debt was reduced by $4,597,000 in the first three months of fiscal 1994. At September 30, 1993, the Trust had $83.1 million of senior indebtedness and $100 million of 10 1/2% subordinated notes outstanding. The $100 million of subordinated notes was satisfied in full upon the Trust's emergence from bankruptcy on April 7, 1994 and the Trust was released from liability on the senior indebtedness assumed by RPI.

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

ITEM 5.  OTHER INFORMATION

REIT STATUS

The Trust does not expect to qualify for taxation as a real estate investment trust (a "REIT") under the Internal Revenue Code (the "Code") for its fiscal year ending June 30, 1995. To qualify as a REIT, the Trust must satisfy various requirements under the Code, including requirements concerning the nature and composition of its income and assets. Generally, an entity can qualify as a REIT only if 95% of its gross income constitutes "qualifying income" as defined in Section 856 of the Code (the "95% Test"). The Trust does not expect to satisfy the 95% Test for the taxable year ending June 30, 1995 due to its expected receipt of consulting fee income from RPI, which does not constitute qualifying income. In addition, because more than 5% of the Trust's gross income during the taxable years ending June 30, 1992 (the "1992 Year") and June 30, 1993 (the "1993 Year"), consisted of income from an interest rate swap and because it is uncertain whether income derived from such interest rate swaps constitutes qualifying income, it is unclear whether the Trust satisfied the 95% Test for the 1992 Year and the 1993 Year. The Trust believes that such income should be treated as qualifying income for purposes of the 95% Test. In addition, an entity qualifies as a REIT as long as the securities of any one issuer represent less than 5% of the fair value of its total assets at any fiscal quarter end. At this time, it is uncertain whether the Trust met this requirement as of June 30, 1994.

If the Trust does not qualify as a REIT in any taxable year, it will be taxed as a corporation pursuant to Subchapter C of the Code. For the fiscal years ended June 30, 1992, 1993 and 1994, the Trust incurred a taxable loss; therefore, it would not have a material tax liability if it did not qualify as a REIT. In determining its potential liability for tax as a corporation in its fiscal year ending June 30, 1995, the Trust believes, assuming it does not undergo an ownership change that would limit the use of net operating loss carryovers under Section 382 of the Code, that it would be able to utilize its net operating loss carryovers and other tax benefits to shelter itself from regular federal income taxation and, in substantial part, from alternative minimum taxation. However, if the Trust were to undergo an ownership change (other than an ownership change pursuant to a bankruptcy plan that meets the requirements of Section 382(1)(5) of the Code), the ability of the Trust to use its net operating loss carryforwards to offset income earned by the Trust after the ownership change would be severely limited, as would the Trust's ability to deduct losses recognized on certain sales of assets occurring after the ownership change. Accordingly, the Trust believes that, if it ceased to qualify as a REIT and became taxable as a regular corporation, it could incur substantial liability for federal income taxes in the event of an ownership change not meeting the requirements of Section 382(1)(5) of the Code.

If the Trust ceases to qualify as a REIT, funds available for distribution to shareholders will be reduced by the amount of any tax liability payable by the Trust to federal tax authorities. Such distributions, if any, will not be deductible by the Trust in computing its taxable income but will be eligible for the dividends received deduction for corporate shareholders to the extent paid out of the Trust's current and cumulative earnings and profits. In addition, unless entitled to relief under specific statutory provisions, the Trust will be ineligible for REIT status for the succeeding four taxable years.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        (3.01) Extension of Management Agreement dated July 1, 1994 between Registrant, Lomas Management, Inc. and Lomas Financial Corporation.

        (27) Financial Data Schedules (submitted to the SEC for its information).

(b)     Reports on Form 8-K:

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                        LIBERTE INVESTORS



Date:  November 10, 1994           By:  /s/ TED ENLOE
                                        Ted Enloe
                                        President and Chief Executive Officer


Date:  November 10, 1994           By:  /s/ B. A. BREEDING
                                        B. A. Breeding
                                        Senior Vice President - Control

                               LIBERTE INVESTORS

                               INDEX TO EXHIBITS



                                                                                     Sequentially
Exhibit No.                                                                         Numbered Pages
- - - -----------                                                                         --------------

        (3.01)      Extension of Management Agreement dated
                    July 1, 1994 between Registrant, Lomas Management,
                    Inc. and Lomas Financial Corporation

        (27) Financial Data Schedules (submitted to the SEC for its information)



