Form 10-Q
period 1994-12-31
LIBERTE INVESTORS/
filed 1995-02-14
CIK 60153

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code (214) 879-5495

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  YES X  NO
                                                                     ---   ---

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                  YES X* NO
                                                                     ---   ---

* The registrant's confirmed plan of reorganization did not provide for a distribution of securities; however, all required documents and reports have been timely filed by the Registrant both prior to and after confirmation.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's class of securities as of February 10, 1995: Shares of Beneficial Interest, no par - 12,423,208 shares.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1994
                               LIBERTE INVESTORS


                                     INDEX

                                                                                         Page
                                                                                         ----
PART I - FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                Consolidated Balance Sheet - December 31, 1994 and June 30, 1994...        3

                Consolidated Statement of Operations - Quarter and
                Six Months Ended December 31, 1994 and 1993 .......................        4

                Consolidated Statement of Cash Flows - Six Months Ended
                        December 31, 1994 and 1993 ................................        5

                Notes to Consolidated Financial Statements ........................        6

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...................        8

PART II - OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS .................................................       11

        ITEM 5. OTHER INFORMATION .................................................       12

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................       14

SIGNATURES ........................................................................       15

INDEX TO EXHIBITS .................................................................       16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
LIBERTE INVESTORS AND SUBSIDIARY

                                               December 31    June 30
                                                   1994        1994
                                               (Unaudited)   (See Note)
                                               -----------   -----------
Assets
Mortgage loans on real estate:
        Earning                                $   831,394   $ 5,858,648
        Nonearning                                 154,400       272,308
Note receivable - RPI                            5,643,679     6,000,000
Foreclosed real estate:
        Nonearning                              18,169,451    25,207,002
                                               -----------   -----------
                                                24,798,924    37,337,958

Less:  Allowance for possible losses            11,870,134    11,709,395
                                               -----------   -----------
                                                12,928,790    25,628,563


Cash and cash equivalents                       20,025,625     9,157,640
Restricted cash investments                        566,745       623,300
Accrued interest and other receivables             267,790       324,555
Other assets                                       490,366       581,919
                                               -----------   -----------
                                               $34,279,316   $36,315,977
                                               ===========   ===========
Liabilities and Shareholders' Equity
Liabilities
Accrued management fees                        $    15,348   $    19,281
Accrued liabilities                              1,196,382     1,382,751
                                               -----------   -----------
                                                 1,211,730     1,402,032

Shareholders' Equity
Shares of Beneficial Interest, no par value,
        unlimited authorization:
        12,423,208 issued and outstanding at
        December 31, 1994 and June 30, 1994     33,067,586    34,913,945
                                               -----------   -----------
                                               $34,279,316   $36,315,977
                                               ===========   ===========

NOTE: The balance sheet at June 30, 1994 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY


                                                           Quarter Ended                  Six Months Ended
                                                            December 31                      December 31
                                                    ----------------------------    ----------------------------
                                                        1994            1993            1994            1993
                                                    ------------    ------------    ------------    ------------
Income
Interest                                            $    156,119    $  1,822,714    $    400,447    $  3,898,060
Temporary investment interest                            168,163          43,494         283,343          87,507
Foreclosed real estate and other                            --         1,380,612          13,710       2,747,538
Consulting fees                                          500,000            --           587,500            --
                                                    ------------    ------------    ------------    ------------
                                                         824,282       3,246,820       1,285,000       6,733,105
                                                    ------------    ------------    ------------    ------------

Expenses
Interest                                                    --         1,989,677            --         6,456,818
Provision for possible losses                          1,682,000            --         2,192,000         200,000
Management fees                                           58,340         584,254         128,961       1,193,429
Legal and audit                                            8,000         220,000          29,754         585,000
Trustees' fees and expenses                                8,100          69,499          21,900         144,892
Foreclosed real estate                                    88,354         796,104         186,364       1,574,688
Debt restructure                                            --           572,504            --         2,132,902
Other                                                    288,344         657,472         563,011       1,542,509
                                                    ------------    ------------    ------------    ------------
                                                       2,133,138       4,889,510       3,121,990      13,830,238
                                                    ------------    ------------    ------------    ------------
Net loss before reorganization
        items                                         (1,308,856)     (1,642,690)     (1,836,990)     (7,097,133)


Reorganization items:
        Professional fees                                             (1,308,825)                     (1,308,825)
        Interest earned on accumulated
                cash resulting from
                Chapter 11 proceedings                                    46,142                          46,142
                                                    ------------    ------------    ------------    ------------
                                                            --        (1,262,683)           --        (1,262,683)
                                                    ------------    ------------    ------------    ------------
Net loss                                            $ (1,308,856)   $ (2,905,373)   $ (1,836,990)   $ (8,359,816)
                                                    ============    ============    ============    ============

Net loss per Share of
        Beneficial Interest
                Loss before reorganization items           $(.11)          $(.13)          $(.15)          $(.59)
                Reorganization items                        --              (.11)           --              (.11)
                                                           -----           -----           -----           -----

                Net loss                                   $(.11)          $(.24)          $(.15)          $(.70)
                                                           =====           =====           =====           =====
Weighted average number of
        Shares of Beneficial Interest                 12,423,208      12,274,838      12,423,208      12,024,023


Cash dividends declared
        per share                                           --              --              --              --

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY

                                                                          Six Months Ended
                                                                             December 31
                                                                   -----------------------------
                                                                      1994               1993
                                                                   ------------    --------------
Operating activities:
        Net loss                                                   $ (1,836,990)   $ (7,097,133)
Noncash expenses and revenues included in net loss:
        Provision for possible losses                                 2,192,000         200,000
Net change in other receivables, assets and
        liabilities                                                    (109,422)      6,060,698
                                                                   ------------    ------------
                Net cash provided (used) by operating activities
                        before reorganization items                     245,588        (836,435)
                                                                   ------------    ------------
Interest earned on accumulated cash resulting
        from Chapter 11 proceedings                                        --            46,142
Professional fees                                                          --           (93,069)
                                                                   ------------    ------------
                Net cash used by reorganization items                      --           (46,927)
                                                                   ------------    ------------
                Net cash provided (used) by operating activities        245,588        (883,362)
                                                                   ------------    ------------

Investing activities:
        Collections on mortgage loans                                   550,995      20,399,883
        Collections on RPI note receivable                              356,321            --
        Advances on mortgage loans                                     (141,969)       (260,364)
        Expenditures on foreclosed real estate                         (109,309)     (1,174,741)
        Sales and basis reductions on foreclosed real estate          9,909,804       8,001,643
        Net sales (purchases) of restricted cash investments             56,555     (18,702,267)
                                                                   ------------    ------------
                Net cash provided by investing activities            10,622,397       8,264,154
                                                                   ------------    ------------
Financing activities:
        Decrease in notes payable                                          --        (4,597,411)
                                                                   ------------    ------------
                Net cash used by financing activities                      --        (4,597,411)
                                                                   ------------    ------------
Net increase in unrestricted cash and cash equivalents               10,867,985       2,783,381
Unrestricted cash and cash equivalents at beginning
        of period                                                     9,157,640       2,428,902
                                                                   ------------    ------------
Unrestricted cash and cash equivalents at end
        of period                                                  $ 20,025,625    $  5,212,283
                                                                   ============    ============
Schedule of noncash investing and financing activities:
        Transfer of mortgage loans to foreclosed real estate       $  4,792,781    $ 12,433,375
        Charge-offs to allowance for possible losses, net          $  2,031,261    $  7,312,576
        Sales of foreclosed real estate financed by
                mortgage loans                                     $    138,400    $  3,652,480

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
DECEMBER 31, 1994

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1995. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K of Liberte Investors for the fiscal year ended June 30, 1994 and "Item 5. OTHER INFORMATION" included herein.

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

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes: The Trust filed its June 30, 1994 Form 10-K and September 30, 1994 Form 10-Q as a real estate investment trust (a "REIT") as defined in the Internal Revenue Code. Disclosures were made in those filings that there was some uncertainty as to whether the Trust qualified as a REIT for its fiscal years ended June 30, 1992, 1993 and 1994. In connection with the preparation of its fiscal 1994 tax return, the Trust concluded that it no longer qualified as a REIT, effective the beginning of fiscal 1994 (July 1, 1993). Accordingly the Trust will be subject to federal income tax on its taxable income. The Trust incurred a taxable loss in fiscal 1994 and in the quarter and six months ended December 31, 1994; therefore no provision for income taxes is necessary in the financial statements for those periods. With the change in status to a taxable entity, the Trust adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Since there was no financial impact on the year ended June 30, 1994 and the quarter ended September 30, 1994, neither an amended Form 10-K nor Form 10-Q, respectively, have been filed to reflect the adoption of SFAS 109.

Reclassifications: Certain amounts in previously issued financial statements have been reclassified to conform to the December 31, 1994 presentation.

NOTE C -- INCOME TAXES

The Trust no longer qualifies as a REIT with the change in status to a taxable entity retroactive to July 1, 1993. The effect of adopting SFAS 109 was not material to the financial position at December 31, 1994 and June 30, 1994, or the results of operations for the quarter and six months ended December 31, 1994 and 1993, or the fiscal year ended June 30, 1994.

Significant components of the Trust's deferred tax assets at July 1, 1993 consisted of net operating loss carryforwards ($133,846,000), financial statement loss reserves ($53,939,000) and other items totaling ($15,109,000), all of which were completely offset by a valuation allowance. The Trust's deferred tax assets at June 30, 1994 and December 31, 1994 are estimated to be in excess of $210 million, and are completely offset by a valuation allowance. (The Trust has no material deferred tax liabilities.) At December 31, 1994, the Trust had, for federal tax purposes, net operating loss carryforwards estimated to be in excess of $200 million, which expire at various times between the years 2005 and 2009.

The Trust had no income tax expense (benefit) for the quarter and six months ended December 31, 1994 and 1993. The principal differences between the US Federal income tax rate and the Trust's effective income tax rate for all periods presented are primarily due to the tax effect of unrecognized operating losses and deductions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operations resulted in a loss of $1,308,856 for the quarter ended December 31, 1994, compared to a loss of $2,905,373 for the same period in fiscal 1994. Operations for the six months ended December 31, 1994 resulted in a loss of $1,836,990 compared to a loss of $8,359,816 for the same period in fiscal 1994. Contributing to the smaller loss for both the quarter and six months were decreases in substantially all expenses and increases in temporary investment interest and consulting fees, partially offset by a decrease in interest income and foreclosed real estate income and an increase in the provision for losses. The changes in income and expense accounts are primarily due to the transfer of assets and liabilities to RPI upon the Trust' emergence from bankruptcy on April 7, 1994.

Interest income decreased from $1.8 million in the second quarter of fiscal 1994 to $0.2 million in the second quarter of fiscal 1995. The $1.6 million decrease was the result of a decrease in average earning loans partially offset by an increase in yield. Average earning loans decreased from $91.8 million with a yield of 7.88% in the second quarter of fiscal 1994 to $1.7 million with a yield of 9.08% in the second quarter of fiscal 1995.

Interest income decreased from $3.9 million for the first six months of fiscal 1994 to $0.4 million for the first six months of fiscal 1995. The $3.5 million decrease was the result of a decrease in the average earning loans, partially offset by an increase in yield. Average earning loans decreased from $98.6 million with a yield of 7.84% for the first six months of fiscal 1994 to $3.8 million with a yield of 9.15% for the first six months of fiscal 1995.

Average nonearning loans for the second quarter of fiscal 1995 totaled $103,000 compared to $29.1 million for the comparable period in fiscal 1994. Assuming the yield on these loans would have been the same as the yield on earning loans had they been on earning status, interest income would have been $2,000 higher in the second quarter of fiscal 1995 and $573,000 higher in the second quarter of fiscal 1994. Average nonearning loans for the first six months of fiscal 1995 totaled $185,000 compared to $28.5 million for the comparable period of fiscal 1994. Assuming that the yield on these loans would have been the same as the yield on earning loans had they been on earning status, interest income would have been $8,000 higher for the first six months of fiscal 1995 and $1.1 million higher for the first six months of fiscal 1994. The Trust is continuing its efforts to reduce nonearning assets and improve the operating performance of real estate assets.

Also included in interest income in the second quarter and first six months of fiscal 1995 was $109,000 and $217,000, respectively, of interest income on the RPI note receivable. The average balance of the RPI loan was $5.8 million with a yield of 7.48% for the second quarter of fiscal 1995, and $5.8 million with a yield of 7.38% for the first six months of fiscal 1995.

Income on foreclosed real estate decreased in both the quarter ended and six months ended December 31, 1994, as a result of all of the Trust's earning real estate being transferred to RPI upon emergence from bankruptcy. Consulting fee income for the quarter and six months ended December 31, 1994 includes a discounted payoff of $500,000 in consideration for the termination of the consulting agreement between the Trust and RPI; a regular quarterly payment of $87,500 was also received in the quarter ended September 30, 1994.

The trust committed to fund one new investment origination totaling $686,000 during the six months ended December 31, 1994, of which $166,000 had been advanced as of December 31, 1994.

Interest expense for the second quarter of fiscal 1994 included interest on average debt outstanding of $183.1 million with an average cost of 4.31%. Interest expense for the first six months of fiscal 1994 included interest on average debt outstanding of $183.7 million with an average cost of 6.97%. Upon emergence from bankruptcy on April 7, 1994, and as of December 31, 1994, the Trust was debt-free.

The provision for possible losses was $1.7 million in the second quarter of fiscal 1995 compared to no provision in the second quarter of fiscal 1994. The allowance for possible losses was $11.9 million at December 31, 1994, compared to $11.7 million at June 30, 1994 and $46.8 million at December 31, 1993.
While the Trust believes the allowance for possible losses is adequate at December 31, 1994, management will continue to periodically review the portfolio using then current information to make the estimates and assumptions that are used to determine the allowance for loan losses and the valuation of the real estate acquired in connection with foreclosures or in satisfaction of loans. The estimates and assumptions are susceptible to significant changes due to changes in the market conditions upon which they are based.

There was no provision for possible losses on mortgage loans in the second quarter of fiscal 1995 or 1994. The provision for possible losses on foreclosed real estate was $1.7 million in the second quarter of fiscal 1995 compared to no provision for possible losses on foreclosed real estate in the second quarter of fiscal 1994. Any loss incurred upon foreclosure of collateral underlying a loan is charged to the allowance for possible losses on mortgage loans. The allowance for possible losses on mortgage loans at December 31, 1994 includes an allocation for the note receivable from RPI.

The following is a summary of transactions affecting the Trust's allowance of possible losses for the six months ended December 31, 1994, compared to the six months ended December 31, 1993.

                                             Six Months Ended December 31, 1994
                                         --------------------------------------------
                                           Mortgage      Foreclosed
                                            Loans        Real Estate        Total
                                         ------------    ------------    ------------
Balance July 1, 1994                     $  1,562,921    $ 10,146,474    $ 11,709,395
Provision for possible losses                    --           510,000         510,000
Amounts charged off, net of recoveries         45,573      (1,506,316)     (1,460,743)
                                         ------------    ------------    ------------
Balance September 30, 1994                  1,608,494       9,150,158      10,758,652

Provision for possible losses                    --         1,682,000       1,682,000
Amounts charged off, net of recoveries       (417,903)       (152,615)       (570,518)
                                         ------------    ------------    ------------
Balance December 31, 1994                $  1,190,591    $ 10,679,543    $ 11,870,134
                                         ============    ============    ============

                                             Six Months Ended December 31, 1994
                                         --------------------------------------------
                                           Mortgage      Foreclosed
                                            Loans        Real Estate        Total
                                         ------------    ------------    ------------
Balance July 1, 1993                     $ 17,728,367    $ 36,210,450    $ 53,938,817
Provision for possible losses                 200,000            --           200,000
Amounts charged off, net of recoveries       (509,622)       (461,960)       (971,582)
                                         ------------    ------------    ------------
Balance September 30, 1993                 17,418,745      35,748,490      53,167,235

Provision for possible losses                    --              --              --
Amounts charged off, net of recoveries       (970,398)     (5,370,596)     (6,340,994)
                                         ------------    ------------    ------------
Balance December 31, 1993                $ 16,448,347    $ 30,377,894    $ 46,826,241
                                         ============    ============    ============

Management fees were lower in the second quarter of fiscal 1995 than in the comparable period in fiscal 1994 because invested assets, upon which the management fees are based, were lower in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994. The reduction in legal fees on troubled assets and foreclosed real estate expense was a result of the transfer of a substantial amount of foreclosed real estate to RPI upon emergence from bankruptcy. No debt restructure costs were incurred in the second quarter of fiscal 1995 compared to $600,000 in the second quarter of fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES.

Prior to its emergence from bankruptcy, the Trust's principal funding requirements were operating expenses, interest expense and the repayment of its indebtedness. Since emergence from bankruptcy, the Trust is debt-free and its principal funding requirements are operating expenses. The Trust's primary sources of funding operating expenses are its collection of principal and interest on mortgage loans and the note receivable from RPI, and proceeds from the sale of foreclosed real estate.

Amounts to be advanced under existing commitments totaled $520,593 at December 31, 1994.

Debt was reduced by $4,597,000 in the first six months of fiscal 1994. At December 31, 1993, the Trust had $83.1 million of senior indebtedness and $100 million of 10 1/2% subordinated notes outstanding. The $100 million of subordinated notes was satisfied in full upon the Trust's emergence from bankruptcy on April 7, 1994 and the Trust was released from liability on the senior indebtedness assumed by RPI.

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

ITEM 5.  OTHER INFORMATION

REIT STATUS

Since its inception the Trust has filed its reports as if it qualified for taxation as a real estate investment trust (a "REIT") under the Internal Revenue Code (the "Code"). To qualify as a REIT, the Trust must satisfy various requirements under the Code, including requirements concerning the nature and composition of its income and assets. In its June 30, 1994 and September 30, 1994 filings, the Trust disclosed that there was some uncertainty as to whether it qualified as a REIT for its fiscal years ended June 30, 1992, 1993 and 1994. In connection with the preparation of its fiscal 1994 tax return, the Trust concluded that, at June 30, 1994, it did not pass the asset test required under the Code. As a result, the Trust no longer qualified as a REIT for federal income tax purposes effective the beginning of fiscal 1994 (July 1, 1993), and it will be subject to federal income tax on its taxable income. The Trust incurred a taxable loss in fiscal 1994 and in the quarter and six months ended December 31, 1994; therefore no provision for income taxes is necessary in the financial statements for those periods. In addition, the Trust has net operating loss carryforwards for federal income tax purposes at December 31, 1994 which are available to offset future taxable income of the Trust. However, if the Trust were to undergo a 50 percentage point ownership change as described in Section 382 of the Code, the ability of the Trust to use its net operating loss carryforwards to offset income earned by the Trust after the ownership change would be severely limited, as would the Trust's ability to deduct losses recognized on certain sales of assets occurring after the ownership change. Accordingly, the Trust believes that it could incur substantial liability for federal income taxes in the event of an ownership change.

In addition, generally an entity can qualify as a REIT only if 95% of its gross income constitutes "qualifying income" as defined in Section 856 of the Code (the "95% Test"). Because more than 5% of the Trust's gross income during the taxable years ended June 30, 1992 (the "1992 Year") and June 30, 1993 (the "1993 Year"), consisted of income from an interest rate swap and because it is uncertain whether income derived from such interest rate swaps constitutes qualifying income, it is unclear whether the Trust satisfied the 95% Test for the 1992 Year and the 1993 Year. The Trust believes that such income should be treated as qualifying income for purposes of the 95% Test. Since the Trust incurred a taxable loss in the 1992 Year and 1993 Year, it will not have a tax liability for those years if it is subsequently determined that it did not qualify as a REIT in those years.

Commencing July 1, 1993, funds available for distribution to shareholders will be reduced by the amount of any tax liability payable by the Trust to federal tax authorities. Such distributions, if any, will not be deductible by the Trust in computing its taxable income but will be eligible for the dividends received deduction for corporate shareholders to the extent paid out of the Trust's current and cumulative earnings and profits. (No distributions were paid in fiscal 1994 or in the six months ended December 31, 1994.) In addition, unless entitled to relief under specific statutory provisions, the Trust will be ineligible for REIT status for the succeeding four taxable years.

The foregoing description is general in character. For a complete description, reference should be made to the pertinent Code sections and the Regulations issued thereunder.

TRANSFER RESTRICTIONS

In order to preserve the Trust's ability to qualify for REIT status under the Code, there are certain restrictions on the transfer of Shares of Beneficial Interest, with such exceptions and pursuant to such procedures as are described in the Declaration of Trust. For the Trust to qualify as a REIT, not more than 50% in value of its outstanding Shares of Beneficial Interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year. The Shares of Beneficial Interest must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year, and certain other requirements as to assets, distributions and percentages of the Trust's gross income from particular activities must be met. The Declaration of Trust contains provisions prohibiting the ownership, directly or indirectly, by five or fewer individuals of more than 50% in value of the outstanding Shares of Beneficial Interest during the last half of the Trust's taxable year. The trust intends to maintain these restrictions so that it could requalify as a REIT after its tax year ended June 30, 1998.

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

The Declaration of Trust further provides that the Trust may require, as a condition to the registration of the transfer of any Shares of Beneficial Interest, that the proposed transferee furnish to the Trust all information reasonably requested by the Trust with respect to the proposed transferee's direct or indirect ownership interests in Shares of Beneficial Interest.

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

                                  LIBERTE INVESTORS




Date:                        By:  /s/ TED ENLOE
       -----------------          ------------------------------------------
                                       President and Chief Executive Officer




Date:                        By:  /s/  BRADLEY S. BUTTERMORE
       -----------------          -------------------------------------------
                                       Senior Vice President and Treasurer

                               LIBERTE INVESTORS

                               INDEX TO EXHIBITS



                                                                  Sequentially
Exhibit No.                                                      Numbered Pages
- -----------                                                      --------------
   (27) Financial Data Schedules (submitted to the SEC for its information)