Form 10-Q
period 1995-03-31
LIBERTE INVESTORS/
filed 1995-05-15
CIK 60153

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

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
                                                   YES    X           NO
                                                         ----             ----

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                      YES    X *       NO
                                                            ----           ----

* The registrant's confirmed plan of reorganization did not provide for a distribution of securities; however, all required documents and reports have been timely filed by the Registrant both prior to and after confirmation.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's class of securities as of May 10, 1995:

Shares of Beneficial Interest, no par - 12,153,658 shares.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1995
                               LIBERTE INVESTORS


                                     INDEX

                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

       Consolidated Balance Sheet - March 31, 1995 and June 30, 1994  . . . . . . . . . . . . . .            3

       Consolidated Statement of Operations - Quarter and
          Nine Months Ended March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . .            4

       Consolidated Statement of Cash Flows - Nine Months Ended
          March 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5

       Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .            6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . .            7

PART II - OTHER INFORMATION

   ITEM 1.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11

   ITEM 5.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .           15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
LIBERTE INVESTORS AND SUBSIDIARY

                                                                        March 31,                  June 30,
                                                                           1995                      1994
                                                                       (Unaudited)                (See Note)
                                                                      -------------              ------------
Assets
Mortgage loans on real estate:
    Earning                                                          $        8,114            $   5,858,648
    Nonearning                                                              486,717                  272,308
Note receivable - RPI                                                     5,524,906                6,000,000
Foreclosed real estate:
    Nonearning                                                           15,624,114               25,207,002
                                                                     --------------            -------------
                                                                         21,643,851               37,337,958

Less:  Allowance for possible losses                                     10,657,899               11,709,395
                                                                     --------------            -------------
                                                                         10,985,952               25,628,563


Cash and cash equivalents                                                20,678,369                9,157,640
Restricted cash investments                                                 559,330                  623,300
Accrued interest and other receivables                                      133,262                  324,555
Other assets                                                                472,107                  581,919
                                                                     --------------            -------------
                                                                     $   32,829,020            $  36,315,977
                                                                     ==============            =============

- -------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Liabilities
Accrued management fees                                              $       16,963            $      19,281
Accrued liabilities                                                       1,079,562                1,382,751
                                                                     --------------            -------------
                                                                          1,096,525                1,402,032

Shareholders' Equity
Shares of Beneficial Interest, no par value,
    unlimited authorization:
    12,423,208 issued and 12,153,658 outstanding
    (net of 269,550 shares held in treasury)
    at March 31, 1995 and 12,423,208 issued
    and outstanding at June 30, 1994                                     31,732,495               34,913,945
                                                                     --------------            -------------
                                                                     $   32,829,020            $  36,315,977
                                                                     ==============            =============

NOTE: The balance sheet at June 30, 1994, has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY


                                                    Quarter Ended                      Nine Months Ended
                                                      March 31,                            March 31,
                                            -----------------------------       ------------------------------
                                               1995             1994               1995              1994
                                            ----------       ------------       -----------      -------------
Income
Interest on receivables                  $      125,381   $    1,514,118      $     525,828   $     5,412,178
Temporary investment interest                   303,232           39,385            586,575           126,892
Consulting fees                                      --               --            587,500                --
Foreclosed real estate and other                  7,110        1,232,519             20,820         3,980,057
                                         --------------   --------------      -------------   ---------------
                                                435,723        2,786,022          1,720,723         9,519,127
                                         --------------   --------------      -------------   ---------------

Expenses
Interest                                             --        1,143,500                 --         7,600,318
Provision for possible losses                 1,000,000        2,975,000          3,192,000         3,175,000
General and administrative                      257,049          550,019            820,060         2,092,528
Management fees                                  26,895          544,095            155,856         1,737,524
Legal and audit                                  23,000          120,000             52,754           705,000
Trustees' fees and expenses                      22,215           85,088             44,115           229,980
Foreclosed real estate                           37,329          754,390            223,693         2,329,078
Debt restructure                                     --               --                 --         2,132,902
                                         --------------   --------------       ------------   ---------------
                                              1,366,488        6,172,092          4,488,478        20,002,330
                                         --------------   --------------       ------------   ---------------
Net loss before reorganization
    items                                      (930,765)      (3,386,070)        (2,767,755)      (10,483,203)

Reorganization items:
    Professional fees                                --       (4,174,211)                --        (5,483,036)
    Interest earned on accumulated
         cash resulting from
         Chapter 11 proceedings                      --          225,688                 --           271,830
                                         --------------   --------------       -------------  ---------------
                                                     --       (3,948,523)                --        (5,211,206)
                                         --------------   --------------       -------------  ---------------
Net loss                                 $     (930,765)  $   (7,334,593)      $  (2,767,755) $   (15,694,409)
                                         ==============   ==============       =============  ===============


Net loss per Share of
    Beneficial Interest
         Loss before reorganization
          items                          $         (.07)  $         (.27)      $       (.22)  $          (.86)
         Reorganization items                        --             (.32)                --              (.43)
                                         --------------   --------------       ------------   ---------------

         Net loss                        $         (.07)  $         (.59)      $       (.22)  $         (1.29)
                                         ==============   ==============       ============   ===============

Weighted average number of
    Shares of Beneficial Interest            12,288,433       12,423,208         12,378,939        12,155,142

Cash dividends declared
    per share                                        --               --                 --                --

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY


                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                            ---------------------------------
                                                                                1995                 1994
                                                                            ------------        -------------
Operating activities:
    Net loss before reorganization items                                   $   (2,767,755)     $  (10,483,203)
    Noncash expenses and revenues included in net loss:
         Provision for possible losses                                          3,192,000           3,175,000
    Net change in other receivables, assets and liabilities                       (83,849)          7,351,609
                                                                           --------------      --------------
    Net cash provided by operating activities
         before reorganization items                                              340,396              43,406
                                                                           --------------      --------------

Interest earned on accumulated cash resulting
    from Chapter 11 proceedings                                                        --             271,830
Professional fees                                                                      --            (894,588)
                                                                           --------------      --------------
         Net cash used by reorganization items                                         --            (622,758)
                                                                           --------------      --------------

         Net cash provided (used) by operating activities                         340,396            (579,352)
                                                                           --------------      --------------

Investing activities:
    Collections on mortgage loans                                               1,343,510          26,940,224
    Collections on RPI note receivable                                            475,094                  --
    Advances on mortgage loans                                                   (306,949)           (314,387)
    Expenditures on foreclosed real estate                                       (186,865)         (2,012,645)
    Sales and basis reductions of foreclosed real estate                       10,195,898          12,466,174
    Net sales (purchases) of restricted cash investments                           63,970         (28,874,372)
                                                                           --------------      --------------
         Net cash provided by investing activities                             11,584,658           8,204,994
                                                                           --------------      --------------

Financing activities:
    Purchase of treasury stock                                                   (404,325)                 --
    Decrease in notes payable                                                          --          (4,597,411)
                                                                           --------------      --------------
         Net cash used by financing activities                                   (404,325)         (4,597,411)
                                                                           --------------      --------------

Net increase in unrestricted cash and cash equivalents                         11,520,729           3,028,231
Unrestricted cash and cash equivalents at beginning of period                   9,157,640           2,428,902
                                                                           --------------      --------------

Unrestricted cash and cash equivalents at end of period                    $   20,678,369      $    5,457,133
                                                                           ==============      ==============

Schedule of noncash investing and financing activities:
    Transfer of mortgage loans to foreclosed real estate                   $    4,792,781      $   13,729,234
    Charge-offs to allowance for possible losses, net                      $    4,243,496      $   15,069,017
    Sales of foreclosed real estate financed by mortgage loans             $      138,400      $    3,888,112


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
MARCH 31, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1995. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K of Liberte Investors for the fiscal year ended June 30, 1994, and "Item 5. Other Information" included herein.

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

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes: The Trust filed its June 30, 1994, Form 10-K and September 30, 1994, Form 10-Q as a real estate investment trust (a "REIT") as defined in the Internal Revenue Code. Disclosures were made in those filings that there was some uncertainty as to whether the Trust qualified as a REIT for its fiscal years ended June 30, 1992, 1993, and 1994. In connection with the preparation of its fiscal 1994 tax return, the Trust concluded that it no longer qualified as a REIT, effective the beginning of fiscal 1994 (July 1, 1993). Accordingly the Trust will be subject to federal income tax on its taxable income. The Trust incurred a taxable loss in fiscal 1994 and in the quarter and nine months ended March 31, 1995; therefore, no provision for income taxes is necessary in the financial statements for those periods. With the change in status to a taxable entity, the Trust adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Since there was no financial impact on the year ended June 30, 1994, and the quarters ended September 30, 1994, and December 31, 1994, neither an amended Form 10-K nor Form 10-Q, respectively, have been filed to reflect the adoption of SFAS 109.

Reclassifications: Certain amounts in previously issued financial statements have been reclassified to conform to the March 31, 1995, presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operations resulted in a loss of $930,765 for the quarter ended March 31, 1995, compared to a loss of $7,334,593 for the same period in fiscal 1994.
Operations for the nine months ended March 31, 1995, resulted in a loss of $2,767,755 compared to a loss of $15,694,409 for the same period in fiscal 1994. The substantial reduction in most income and expense accounts was primarily due to the transfer of assets and liabilities to RPI upon the Trust's emergence from bankruptcy on April 7, 1994.

Interest income from mortgage loan receivables decreased from $1.5 million in the third quarter of fiscal 1994 to $12,000 in the third quarter of fiscal 1995 as a result of a decrease in average outstanding balance of earning loans. Average earning loans decreased from $79.5 million with a yield of 7.72% in the third quarter of fiscal 1994 to $387,000 in the third quarter of fiscal 1995.

Interest income from mortgage loan receivables decreased from $5.4 million for the first nine months of fiscal 1994 to $186,000 for the first nine months of fiscal 1995 as a result of a decrease in the average outstanding balance of earning loans. Average earning loans decreased from $92.3 million with a yield of 7.81% for the first nine months of fiscal 1994 to $2.6 million with a yield of 9.36% for the first nine months of fiscal 1995.

Also included in interest on receivables in the quarter and the nine months ended March 31, 1995, was $113,000 and $330,000, respectively, of interest income on the note receivable from RPI. The average balance of the RPI note was $5.6 million with a yield of 8.22% for the third quarter of fiscal 1995, and $5.7 million with a yield of 7.65% for the first nine months of fiscal 1995.

Average nonearning loans for the third quarter of fiscal 1995 totaled $286,000 compared to $18.3 million for the comparable period in fiscal 1994. Assuming the yield on these loans would have been the same as the yield on earning loans had they been on earning status, interest income would have been $9,000 higher in the third quarter of fiscal 1995 and $353,000 higher in the third quarter of fiscal 1994. Average nonearning loans for the first nine months of fiscal 1995 totaled $218,000 compared to $25.1 million for the comparable period of fiscal 1994. Assuming that the yield on these loans would have been the same as the yield on earning loans had they been on earning status, interest income would have been $15,000 higher for the first nine months of fiscal 1995 and $1,470,000 higher for the first nine months of fiscal 1994.

The Trust received a discounted payoff of $500,000 in consideration for the termination of the consulting agreement between the Trust and RPI. Although this transaction had no affect on the quarter, the results from operations for the nine months ended March 31, 1995, were significantly affected.

Income on foreclosed real estate decreased in the third quarter and the first nine months of fiscal 1995 as a result of all of the Trust's earning real estate being transferred to RPI upon emergence from bankruptcy.

The decrease in interest expense is due to the Trust being debt free upon its emergence from bankruptcy on April 7, 1994, and March 31, 1995.

A provision for possible losses of $1,000,000 was made in the third quarter of fiscal 1995 compared to a provision of $2,975,000 in the third quarter of fiscal 1994. The allowance for possible losses was $10.7 million at March 31, 1995, compared to $11.7 million at June 30, 1994. While the Trust believes the allowance for possible losses is adequate at March 31, 1995, management will continue to review the portfolio using current information to derive estimates and assumptions used in the determination of the allowance for loan losses and the valuation of the real estate acquired in connection with foreclosures. These estimates and assumptions are susceptible to significant changes in the market conditions upon which they are primarily based.

The provision for possible losses for the quarter ended March 31, 1995, includes a reversal of $1.1 million from the reserve on the Trust's loan portfolio which has been substantially reduced. The Trust had a similar reversal of $1.4 million in the third quarter of fiscal 1994 in connection with the transfer of approximately 85% of the mortgage loan portfolio to RPI upon emergence from bankruptcy.

The provision for possible losses on foreclosed real estate was $2.1 million in the third quarter of fiscal 1995 compared to $4.4 million in the third quarter of fiscal 1994. The provision for possible losses on foreclosed real estate in the third quarter of fiscal 1995 includes adjustments to carrying value on assets comprised of single family lots in California and land in San Antonio, Texas. The Trust continues to market these assets for sale and believes the adjustments to carrying value reflect the fair market value at March 31, 1995.

The following is a summary of transactions affecting the Trust's allowance for possible losses for the nine months ended March 31, 1995, compared to the nine months ended March 31, 1994.


                                                                   Nine Months Ended March 31, 1995
                                                         ---------------------------------------------------
                                                            Mortgage          Foreclosed
                                                             Loans           Real Estate           Total
                                                         -------------     --------------      -------------
Balance July 1, 1994                                    $    1,562,921     $   10,146,474      $  11,709,395
Provision for possible losses                                       --            510,000            510,000
Amounts charged off, net of recoveries                          45,573         (1,506,316)        (1,460,743)
                                                        --------------     --------------      -------------
Balance September 30, 1994                                   1,608,494          9,150,158         10,758,652

Provision for possible losses                                       --          1,682,000          1,682,000
Amounts charged off, net of recoveries                        (417,903)          (152,615)          (570,518)
                                                        --------------     --------------      -------------
Balance December 31, 1994                                    1,190,591         10,679,543         11,870,134

Provision for possible losses                               (1,148,960)         2,148,960          1,000,000
Amounts charged off, net of recoveries                         150,630         (2,362,865)        (2,212,235)
                                                        --------------     --------------      -------------
Balance March 31, 1995                                  $      192,261     $   10,465,638      $  10,657,899
                                                        ==============     ==============      =============



                                                                   Nine Months Ended March 31, 1994
                                                        ----------------------------------------------------
                                                           Mortgage          Foreclosed
                                                            Loans           Real Estate            Total
                                                        -------------      --------------      -------------
Balance July 1, 1993                                    $   17,728,367     $   36,210,450      $  53,938,817
Provision for possible losses                                  200,000                 --            200,000
Amounts charged off, net of recoveries                        (509,622)          (461,960)          (971,582)
                                                        --------------     --------------      -------------
Balance September 30, 1993                                  17,418,745         35,748,490         53,167,235

Provision for possible losses                                       --                 --                 --
Amounts charged off, net of recoveries                        (970,398)        (5,370,596)        (6,340,994)
                                                        --------------     --------------      -------------
Balance December 31, 1993                                   16,448,347         30,377,894         46,826,241

Provision for possible losses                               (1,408,000)         4,383,000          2,975,000
Amounts charged off, net of recoveries                      (5,040,794)        (2,715,647)        (7,756,441)
                                                        --------------     --------------      -------------
Balance March 31, 1994                                  $    9,999,553     $   32,045,247      $  42,044,800
                                                        ==============     ==============      =============


General and administrative expenses were substantially reduced for the quarter and the nine months ended March 31, 1995, as compared to the same periods one year ago. Expense reductions during fiscal 1995 are primarily a result of (i) substantial reductions in the Trust's directors' and officers' liability insurance premiums upon its emergence from bankruptcy on April 7, 1994, (ii) substantial reductions in the Trust's normal cost of insurance during fiscal 1995 as compared to the cost of insurance during the period that preceded the Trust's Chapter 11 bankruptcy, and (iii) lower employee compensation expenses as compared to fiscal 1994.

Management fees were lower in the third quarter of fiscal 1995 than in the comparable period in fiscal 1994 because invested assets, upon which the management fees are based, were lower in the third quarter of fiscal 1995 (see
Item 5. Other Information). The reduction in legal fees and foreclosed real estate expenses was a result of the transfer of a substantial amount of foreclosed real estate to RPI upon emergence from bankruptcy and continued liquidation of loans and real estate since emerging from bankruptcy.

LIQUIDITY AND CAPITAL RESOURCES

Prior to its emergence from bankruptcy, the Trust's principal funding requirements were operating expenses, interest expense and the repayment of its indebtedness. Since emergence from bankruptcy, the Trust is debt free and its principal funding requirements are operating expenses. The Trust's primary sources of funding operating expenses are its collection of principal and interest on mortgage loans and the note receivable from RPI, and proceeds from the sale of foreclosed real estate.

At March 31, 1994, the Trust had $83.1 million of senior indebtedness and $100 million of 10 1/2% subordinated notes outstanding. The $100 million of subordinated notes was satisfied in full upon the Trust's emergence from bankruptcy on April 7, 1994, and the Trust was released from liability on the senior indebtedness which was assumed by RPI.

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

ITEM 5.  OTHER INFORMATION

REIT STATUS

Since its inception the Trust has filed its reports as if it qualified for taxation as a real estate investment trust (a "REIT") under the Internal Revenue Code (the "Code"). To qualify as a REIT, the Trust must satisfy various requirements under the Code, including requirements concerning the nature and composition of its income and assets. In its June 30, 1994, and September 30, 1994, filings, the Trust disclosed that there was some uncertainty as to whether it qualified as a REIT for its fiscal years ended June 30, 1992, 1993, and 1994. In connection with the preparation of its fiscal 1994 tax return, the Trust concluded that, at June 30, 1994, it did not pass the asset test required under the Code. As a result, the Trust no longer qualified as a REIT for federal income tax purposes effective the beginning of fiscal 1994 (July 1, 1993), and it will be subject to federal income tax on its taxable income. The Trust incurred a taxable loss in fiscal 1994 and in the quarter and nine months ended March 31, 1995; therefore, no provision for income taxes is necessary in the financial statements for those periods. In addition, the Trust has net operating loss carryforwards for federal income tax purposes at March 31, 1995, which are available to offset future taxable income of the Trust. However, if the Trust were to undergo a 50 percentage point ownership change as described in Section 382 of the Code, the ability of the Trust to use its net operating loss carryforwards to offset income earned by the Trust after the ownership change would be severely limited, as would the Trust's ability to deduct losses recognized on certain sales of assets occurring after the ownership change. Accordingly, the Trust believes that it could incur substantial liability for federal income taxes in the event of an ownership change.

In addition, generally an entity can qualify as a REIT only if 95% of its gross income constitutes "qualifying income" as defined in Section 856 of the Code (the "95% Test"). Because more than 5% of the Trust's gross income during the taxable years ended June 30, 1992 (the "1992 Year"), and June 30, 1993 (the "1993 Year"), consisted of income from an interest rate swap and because it is uncertain whether income derived from such interest rate swaps constitutes qualifying income, it is unclear whether the Trust satisfied the 95% Test for the 1992 Year and the 1993 Year. The Trust believes that such income should be treated as qualifying income for purposes of the 95% Test. Since the Trust incurred a taxable loss in the 1992 Year and 1993 Year, it will not have a tax liability for those years if it is subsequently determined that it did not qualify as a REIT in those years.

Commencing July 1, 1993, funds available for distribution to shareholders will be reduced by the amount of any tax liability payable by the Trust to federal tax authorities. Such distributions, if any, will not be deductible by the Trust in computing its taxable income but will be eligible for the dividends received deduction for corporate shareholders to the extent paid out of the Trust's current and cumulative earnings and profits. (No distributions were paid in fiscal 1994 or in the nine months ended March 31, 1995.) In addition, unless entitled to relief under specific statutory provisions, the Trust will be ineligible for REIT status for the succeeding four taxable years.

The foregoing description is general in character. For a complete description, reference should be made to the pertinent Code sections and the Regulations issued thereunder.

TRANSFER RESTRICTIONS

In order to preserve the Trust's ability to qualify for REIT status under the Code, there are certain restrictions on the transfer of Shares of Beneficial Interest of the Trust (the "Shares"), with such exceptions and pursuant to such procedures as are described in the Declaration of Trust. For the Trust to qualify as a REIT, not more than 50% in value of its outstanding Shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year. The Shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year, and certain other requirements as to assets, distributions and percentages of the Trust's gross income from particular activities must be met. The Declaration of Trust contains provisions prohibiting the ownership, directly or indirectly, by five or fewer individuals of more than 50% in value of the outstanding Shares during the last half of the Trust's taxable year.
The Trust intends to maintain these restrictions so that it could requalify as a REIT after its tax year ended June 30, 1998.

In order to avoid limitations on the use of the Trust's tax attributes, the Declaration of Trust generally prohibits the transfer of Shares to any Person who is a holder of 5% or more of the Shares or to any Person who would become a holder of 5% or more of the Shares after giving effect to the transfer, directly or by attribution. "Person" for this purpose is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture or similar organization.

If a transfer violates this prohibition, either (i) the Shares that were purported to be transferred in excess of the 5% limit will be deemed to remain the property of the initial transferor, or (ii) upon election by the Trust, such Shares shall be transferred to an agent designated by the Trust, who will sell them in an arm's-length transaction, the proceeds of such sale to be allocated to the purported transferee up to (x) the amount paid by such transferee for such Shares and (y) where the purported transfer was by gift inheritance or any similar transfer, the fair market value of such Shares at the time of the purported transfer.

If the purported transferee has resold the Shares to an unrelated party in an arm's-length transaction, the purported transferee will be deemed to have sold the Shares as agent for the initial transferor, and will be required to transfer the proceeds of such sale to the agent designated by the Trust, except to the extent that the agent grants written permission to the purported transferee to retain a portion of the proceeds up to the amount that would have been payable to such transferee had the Shares been sold by the agent rather than by the purported transferee.

The Declaration of Trust further provides that the Trust may require, as a condition to the registration of the transfer of any Shares, that the proposed transferee furnish to the Trust all information reasonably requested by the Trust with respect to the proposed transferee's direct or indirect ownership interests in Shares.

The Board of Trustees of the Trust will have the power to preapprove transfers that would otherwise be prohibited under the foregoing provisions.

All certificates evidencing ownership of Shares will bear a conspicuous legend referencing the transfer restrictions.

TERMINATION OF MANAGEMENT AGREEMENT

The Trust terminated its management agreement with Lomas Management, Inc. ("LMI") at February 28, 1995, and is in the process of transferring all operating and accounting responsibilities to the Trust's employees. Any remaining property management requirements on assets owned with ST Lending, Inc. ("STL") are provided for in the asset disposition agreement described below.

Effective February 28, 1995, the Trust entered into an "asset disposition agreement" with STL whereby the Trust and STL exchanged partial ownership positions in a pool of assets. As a result, at March 31, 1995, the Trust owned 100% of its foreclosed real estate with the exception of one asset that remains 80% owned by the Trust.

The Trust also owns approximately 50% of a mortgage loan originated to construct houses in California. The Trust had no further funding obligation under this note at March 31, 1995, and expects to receive sale proceeds from the completed houses in sufficient amounts to retire this note during the next several months.

A group of approximately 18 receivables remains 80% owned by the Trust and 20% owned by STL. The asset disposition agreement stipulates that the Trust will pay STL 10% of the gross proceeds received from this pool of loans for one year in return for STL's asset administration, at which time STL will transfer its 20% ownership in any remaining assets to the Trust.

UNSOLICITED ACQUISITION PROPOSAL

As the Trust has previously announced, it has received an unsolicited proposal pursuant to which the parties making the proposal would, subject to due diligence review on their behalf, tender to purchase up to 45% of the currently outstanding Shares at a price of $2.30 per share, obtain the right to nominate a majority of the members of the Board of Trustees, appoint a new Chief Executive Office of the Trust, and acquire working control of the Trust with the intention of having the Trust purchase operating companies and distressed undervalued assets. Pursuant to the Trust's Declaration of Trust, the acquisition of more than 5% of its Shares pursuant to the proposed tender offer would require approval of its Board of Trustees. The Board has formed a Special Committee of the Board of Trustees to consider the proposal and other alternatives. The Special Committee has engaged an investment banking firm to act as financial advisor to the Special Committee and has retained special legal counsel to the Special Committee.

Under the Plan and business plan approved by the shareholders of the Trust and the United States Bankruptcy Court, the Trust was to resume mortgage lending as it liquidated its portfolio of real estate investments. The Trust has received a commitment from a commercial bank for a senior secured line of credit in the amount of $40,000,000 to be used in its mortgage lending activity which commitment provides for a potential increase of up to $60,000,000 through syndication to other banks.

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

                                           LIBERTE INVESTORS


 Date:    May 15, 1995              By:    /s/ TED ENLOE
       ------------------                 --------------------------------------
                                           Ted Enloe
                                           President and Chief Executive Officer


 Date:    May 15, 1995              By:    /s/ BRADLEY S. BUTTERMORE
       ------------------                 --------------------------------------
                                           Bradley S. Buttermore
                                           Senior Vice President and Treasurer

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