Form 10-K405
period 1995-06-30
LIBERTE INVESTORS/
filed 1995-09-28
CIK 60153

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended JUNE 30, 1995 [Fee Required]
                                                      OR
  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from __________to__________

COMMISSION FILE NUMBER 1-6802

                               LIBERTE INVESTORS
             (Exact name of Registrant as specified in its charter)

  Created Under a Declaration of Trust
         Pursuant to the Laws of
    The Commonwealth of Massachusetts                    75-1328153
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)
   600 N. Pearl St., Suite 420, LB 168
              Dallas, Texas                                75201
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  214/720-8950

Securities registered pursuant to Section 12(b) of the Act:

      Title of each Class                          Name of each Exchange
Shares of Beneficial Interest,                      on which registered
       Without Par Value                          New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X      NO
                                               -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   /X/

AT SEPTEMBER 15, 1995, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST HELD BY NON-AFFILIATES WAS $21,515,323.

  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by SQection 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES   X *    NO
                           -----       -----

* The registrant's confirmed plan of reorganization did not provide for a distribution of securities; however, all required documents and reports have been timely filed by the registrant after confirmation of the plan.

THE NUMBER OF SHARES OF BENEFICIAL INTEREST OUTSTANDING AS OF SEPTEMBER 15, 1995, WAS 12,153,658 SHARES, NET OF 269,550 SHARES HELD IN TREASURY.

                   -- DOCUMENTS INCORPORATED BY REFERENCE --
The proxy statement for the upcoming 1995 Annual Meeting is incorporated into
Part III of this Form 10-K by reference.

                               LIBERTE INVESTORS

               FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                               Table of Contents

                                                                                                          Page
                                                                                                          ----
                                                    PART I

ITEM 1      BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1
ITEM 2      PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5
ITEM 3      LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5
ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY-HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

                                                    PART II

ITEM 5      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED SHAREHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6
ITEM 6      SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7
ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .        8
ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . . .       14
ITEM 9      CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

                                                   PART III

ITEM 10     TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . . . . .        *
ITEM 11     EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        *
ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        *
ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . .        *

                                                    PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16



* Incorporated by reference to the Trust's Proxy Statement for its upcoming 1995 Annual Meeting.

                                     PART I

ITEM 1.    BUSINESS

OVERVIEW

     Liberte Investors ("LBI" or the "Trust") is an unincorporated voluntary association of the type commonly termed as a Massachusetts business trust organized under the laws of the Commonwealth of Massachusetts pursuant to a Declaration of Trust dated June 26, 1969, as amended. The principal business activity of LBI is investing in notes receivable, primarily first mortgage construction notes and first mortgage acquisition and development notes. Secondarily, LBI invests in other secured or guaranteed notes related directly or indirectly to real estate. Over the past seven fiscal years, however, the Trust has progressively curtailed its lending activities in an effort to repay its indebtedness and reduce the size of its note receivable and real estate portfolio.

      The curtailment of lending activities began in June 1989 when the Trust's outstanding commercial paper was downgraded by the rating agencies to below investment grade. As a result, the Trust ceased originating investments secured by commercial income producing real estate and limited new investment originations to notes secured by single-family houses and lots. In May 1990 LBI restructured its unsecured senior indebtedness to pledge a portion of its note receivables and foreclosed real estate and require amortization of the indebtedness. In May 1991 LBI again restructured its senior indebtedness by pledging all of its assets, extending the term, and amending the amortization schedule. As a result of these efforts, LBI's senior indebtedness, including outstanding commercial paper, was reduced from $692.6 million at June 30, 1989, to $87.7 million at June 30, 1993. On April 1, 1993, LBI's remaining senior indebtedness was due and payable, and on June 1, 1993, $100 million of subordinated indebtedness matured. At this time, LBI reached agreement with a committee representing the holders of subordinated notes for a restructure of LBI's indebtedness in a voluntary "pre-negotiated" bankruptcy procedure.

     Accordingly, on October 25, 1993, the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On November 2, 1993, the Trust filed with the Bankruptcy Court a disclosure statement and related plan of reorganization. An order was entered by the Bankruptcy Court confirming a modified plan of reorganization for the Trust on January 24, 1994. On April 7, 1994, the Trust emerged from bankruptcy. Pursuant to the plan of reorganization, certain assets and liabilities, including the remaining senior indebtedness, were transferred to Resurgence Properties Inc. ("RPI"), and RPI's common stock was distributed to the holders of the Trust's outstanding subordinated indebtedness in full satisfaction of such holders' claims against the Trust.

      The plan of reorganization approved by LBI's creditors, shareholders and the Bankruptcy Court contemplated that LBI would engage in the business of investing in notes receivable secured by mortgages on real estate. After emerging from Chapter 11, the Board of Trustees decided to delay making investments in longer maturities of notes receivable until such time as LBI reduced its investment in illiquid foreclosed real estate. Accordingly, LBI concentrated its efforts on improving the operating performance of its foreclosed real estate and arranging sales contracts thereon. By December 31, 1994, LBI had reduced its investment in foreclosed real estate (net of reserves) to $7.5 million from $15.1 million at June 30, 1994.

      Management developed, and the Board of Trustees approved, a revised business plan to resume investments in construction and development notes receivable secured by single-family houses and lots, subject to LBI obtaining a commitment for senior secured financing, in order for LBI to utilize leverage to increase its projected profitability. Accordingly, in January 1995 LBI made application with a commercial bank for a senior line of credit in the amount of $60 million. The Trust obtained a commitment for such financing on March 2, 1995.

      An unsolicited proposal, pursuant to which the parties making the proposal would tender to purchase up to 45% of the Trust's outstanding shares of beneficial interest with the intention of having the Trust purchase operating companies and distressed undervalued assets, was received on March 1, 1995. The proposal required that a majority of the Board of Trustees be elected by the offeror and that the chief executive officer be replaced. The Trust appointed a Special Committee composed of its outside Trustees, Messrs. Bishop and Rose, to explore the alternatives for the Trust. The Special Committee appointed special legal counsel and retained Bear Stearns & Co. as its financial advisor.

      The Trust has received numerous proposals from parties interested in acquiring shares of LBI, for cash and/or other property, either from LBI's shareholders or from newly issued shares from LBI. The Trust has also received proposals to merge or otherwise combine operating companies into or with LBI. Each of the proposals was reviewed by the Special Committee and its advisors. In May 1995 the Special Committee determined that the Trust would not proceed at such time with the managaement business plan previously approved by the Board of Trustees. As a result of this action by the Special Committee, in June 1995 the employment arrangement with Mr. Enloe was modified to reduce his annual compensation and require that he devote only a portion of his time to the business affairs of the Trust, thereby allowing Mr. Enloe to pursue other business opportunities. Further, since management's proposal for leveraged single-family construction and development lending was no longer being considered by the Trust, the Special Committee was discontinued and henceforth all proposals for the Trust's future operations would be considered by the full Board of Trustees and its legal counsel and financial advisor.

      At the present time, LBI and its advisors are continuing to investigate and evaluate the active proposals and to solicit other proposals for investments in or business combinations with LBI. LBI has established no time schedule for accomplishing any transaction, nor can there be any assurance that such a transaction can be consummated. During this period, the Board of Trustees has authorized management to extend the maturities of a portion of its notes receivable portfolio through new note receivable originations, but LBI will not utilize any leverage in its investment activities.

PORTFOLIO REVIEW

     At June 30, 1995, the Trust's portfolio of funded investments of notes receivable and foreclosed real estate (excluding cash and cash equivalents) totaled $21.2 million in principal amount ($10.7 million net of reserves). There were no amounts to be advanced under any notes receivable at June 30, 1995, and at that date, all foreclosed real estate was classified as nonearning.

     At June 30, 1995, the Trust's portfolio of notes receivable aggregated $5.8 million, carried interest rates ranging from 8.5% to 10.5% on the outstanding balances, and had a weighted average yield on earning notes of 8.25% during the fiscal year. Notes classified as nonearning are notes on which the accrual of interest has been discontinued. At June 30, 1995, the Trust had no notes which were more than 90 days past due in interest but on which the Trust was continuing to accrue interest.

     At June 30, 1995, the Trust's nonearning assets aggregated $15.8 million ($5.3 million net of reserves) and consisted of: (i) $392,066 ($262,165 net of reserves) of notes with respect to which the Trust had ceased to accrue interest; and (ii) $15.4 million ($5.0 million net of reserves) of investments in foreclosed real estate. The following table reflects the Trust's nonearning assets net of reserves by type of property and geographic location at June 30, 1995: NOTE C - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                 Texas       California        Total
                                              -----------    -----------    -----------
Single-family residences                      $         -    $   262,165    $   262,165
Single family lots                                194,677      1,989,000      2,183,677
Land                                            2,832,516              -      2,832,516
                                              -----------    -----------    -----------
                                              $ 3,027,193    $ 2,251,165    $ 5,278,358
                                              ===========    ===========    ===========

      The Trust maintains an allowance for possible losses ("Reserves") on its investments in foreclosed real estate and notes receivable. At June 30, 1995, the allowance for possible losses maintained by the Trust totaled $10.5 million. During fiscal 1995, provisions totaling $3.2 million and charge-offs, net of recoveries, of $4.4 million were recorded in the allowance for possible losses. The Trust is dependent on the liquidation of the properties for the recovery of its investments in foreclosed real estate. All gains and losses realized on liquidation are credited or charged, as the case may be, to the allowance for possible losses on foreclosed real estate. See NOTE D - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

TERMINATION OF MANAGEMENT AGREEMENT

      The Trust was managed by Lomas Management, Inc. ("LMI") since its inception in 1969 until February 28, 1995. LMI is a wholly owned subsidiary of Lomas Financial Corp. ("LFC"), the original sponsor of the Trust. Mr. Enloe was hired by the Trust as its full-time president and chief executive officer and the Trust's first direct employee in 1992. Under the management agreement in effect prior to July 1, 1992, whenever the Trust invested in any first mortgage construction or acquisition and development note recommended by LMI, LFC was required to participate, directly or through one or more of its subsidiaries. Subsequent management agreements made no provision for this required participation arrangement. On February 28, 1995, the Trust continued its movement toward self administration by terminating its management agreement with LMI and assuming all remaining operating and accounting responsibilities. Any remaining property management requirements on assets owned with LFC are provided for in the asset disposition agreement described below.

      Effective February 28, 1995, the Trust entered into an "Asset Disposition Agreement" with ST Lending, Inc. ("STL"), a wholly owned subsidiary of LFC, whereby the Trust and STL exchanged their respective ownership positions in a group of assets. No gain or loss was recognized as a result of this transaction. Therefore, at June 30, 1995, the Trust owned 100% of its foreclosed real estate and note receivable portfolio with the exception of one real estate asset that remains 80% owned by the Trust (the Trust's portion equals $1,164,000, net of reserves), and approximately 50% of a mortgage note receivable originated to construct houses in California (the Trust's portion equals $262,165, net of reserves). The Trust had no further funding obligation under this note at June 30, 1995, and expects to receive repayments out of the sale proceeds from the completed houses in sufficient amounts to retire this note during the next fiscal year.

      A group of approximately 14 receivables, which have no carrying value and relate primarily to deficiency judgments obtained during foreclosures or remedial collection activities, remain 80% owned by the Trust and 20% owned by STL. The Asset Disposition Agreement stipulates that the Trust will pay STL 10% of its gross proceeds received, in addition to STL's 20% ownership, from this pool of loans in return for STL's asset administration. On or about March 1, 1996, STL will transfer its 20% ownership in this pool of assets to the Trust.

      Under the management agreement in effect prior to February 28, 1995 (the "Management Agreement"), LMI was entitled to basic compensation at an annual rate of 1% of the daily average book value of the Trust's Invested Assets (as defined in the Management Agreement) plus $81,000 per year for accounting services. During the fiscal year ended June 30, 1995, LMI received compensation of $157,907. Additionally, STL received compensation of $10,898 which represents 10% of the Trust's gross proceeds received on the portion of its portfolio described above.

      The foregoing descriptions of the Management Agreement and the Asset Disposition Agreement do not purport to be complete but are summaries of the material provisions thereof.

COMPETITION

      The Trust competes with commercial banks, savings and loan associations, mortgage bankers, and other financial institutions that lend money to builders and developers. Many of these institutions have greater capital, larger staffs and other resources that are not necessarily available to the Trust. LBI expects to focus on smaller loans and customers where LBI's service may be considered an advantage.

      In its ongoing efforts to liquidate its real estate investments, the Trust competes with commercial banks, savings and loan associations, mortgage bankers, the Resolution Trust Corporation, and other financial institutions that are seeking to sell their own portfolios of foreclosed real estate. The primary factors affecting competition are the value of the foreclosed real estate, the price at which the seller is willing to sell the asset, and the seller's ability and willingness to provide or arrange financing for the prospective buyer.

CERTAIN CUSTOMERS

      Revenue from RPI provided greater than 10% of total revenue for the fiscal year ended June 30, 1995, and consisted of: (i) interest on a note receivable collateralized by a pool of first mortgage loans and by Deeds of Trust on various real estate assets, (ii) the receipt of $500,000 as a settlement for early termination of a consulting arrangement originally expected to end on March 31, 1996, and (iii) dividend income on the RPI preferred stock held by LBI.

FEDERAL INCOME TAX/REIT STATUS

      The Trust filed its June 30, 1994, Form 10-K and September 30, 1994, Form 10-Q as a real estate investment trust (a "REIT") as defined in the Internal Revenue Code. Disclosures were made in those filings that there was some uncertainty as to whether the Trust qualified as a REIT for its fiscal years ended June 30, 1992, 1993, and 1994. In connection with the preparation of its fiscal 1994 tax return, the Trust concluded that it no longer qualified as a REIT effective the beginning of fiscal 1994

(July 1, 1993). Accordingly the Trust is subject to federal income tax on its taxable income. With the change in status to a taxable entity, the Trust adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Since there was no financial impact on the year ended June 30, 1994, and the quarter ended September 30, 1994, neither an amended Form 10-K nor Form 10-Q, respectively, have been filed to reflect the adoption of SFAS 109. See NOTE H - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Also see "Transfer Restrictions" in Part II, Item 5.

EMPLOYEES

      On June 30, 1995, the Trust had two full-time and four part-time employees.


ITEM 2.    PROPERTIES

      The Trust's operations are conducted primarily in Dallas, Texas. At June 30, 1995, the Trust's headquarters were located on properties owned by LFC. As of August 31, 1995, the Trust relocated in Dallas and leases its office space from an unrelated third party. The lease term is less than one year. See also the discussion of the Trust's foreclosed real estate under the heading "Portfolio Review" in ITEM 1. BUSINESS.


ITEM 3.    LEGAL PROCEEDINGS

      The Trust is involved in routine litigation incidental to its business which, in the opinion of management, will not result in a material adverse impact on the Trust's financial condition, results of operation, or cash flows.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      Not applicable.

                                    PART II

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The New York Stock Exchange trading symbol for Liberte Investors' Shares of Beneficial Interest is LBI. The approximate number of record holders of the Trust's Shares of Beneficial Interest at September 15, 1995, was 2,319. Depository companies held approximately 9,447,000 shares for an unknown number of beneficial owners on that date. During the last two fiscal years, the Trust has not paid any dividends and does not intend to pay dividends during fiscal 1996. The high and low per share prices during each quarter of the last two fiscal years have been:


                                        1995            1994
         -------------              -------------   -------------
         QUARTER ENDED              HIGH     LOW    HIGH     LOW
         -------------              -----   -----   -----   -----
         September 30               2       1-5/8   1-5/8   1
         December 31                1-7/8   1-1/2   1-7/8   5/8
         March 31                   2       1-5/8   2-1/2   1-1/2
         June 30                    2-1/4   1-1/2   2-1/8   1-3/8



TRANSFER RESTRICTIONS

      In order to avoid limitations on the use of the Trust's tax attributes, the Declaration of Trust as amended, generally prohibits the transfer of Shares to any Person who is a holder of 5% or more of the Shares or to any Person who would become a holder of 5% or more of the Shares after giving effect to the transfer, directly or by attribution. "Person" for this purpose is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture or similar organization.

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

      If the purported transferee has resold the Shares to an unrelated party in an arm's length transaction, the purported transferee will be deemed to have sold the Shares as an agent for the initial transferor, and will be required to transfer the proceeds of such sale to the agent designated by the Trust, except to the extent that the agent grants written permission to the purported transferee to retain a portion of the proceeds up to the amount that would have been payable to such transferee had the Shares been sold by the agent rather than by the purported transferee.

      The Declaration of Trust further provides that the Trust may require, as a condition to the registration of the transfer of any Shares, that the proposed transferee furnish to the Trust all information reasonably requested by the Trust with respect to the proposed transferee's direct or indirect ownership interests in Shares.

      The Board of Trustees of the Trust will have the power to approve transfers that would otherwise be prohibited under the foregoing provisions.

      New certificates evidencing ownership of Shares bear a conspicuous legend referencing the transfer restrictions and are held by the Trust's transfer agent for replacement of old certificates when submitted for transfer.


ITEM 6.    SELECTED FINANCIAL DATA (in thousands, except per share amounts)

      On October 25, 1993, the Trust filed for protection under Chapter 11 of the United States Bankruptcy Code, and on April 7, 1994, the Trust emerged from bankruptcy. Results for 1995 are not comparable to previous years because of the bankruptcy. See NOTE E - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                         YEAR ENDED JUNE 30
                                              -----------------------------------------------------------------------
                                                 1995           1994            1993           1992           1991
                                              -----------    -----------    -----------    -----------    -----------
Revenues                                      $     2,172    $    10,019    $    15,115    $    19,763    $    42,193
Interest expense                                        -          7,673         16,295         20,515         36,537
Provision for possible losses                       3,192          3,175         15,150         32,000         62,100
Loss before reorganization
    items and extraordinary item                   (2,868)       (11,147)       (34,672)       (43,141)       (66,346)
Loss per share before reorganization
    items and extraordinary item                    (0.23)         (0.91)         (2.94)         (3.68)         (5.67)
Cash dividends declared
    per share                                           -              -              -              -              -

                                                                             AT JUNE 30
                                              -----------------------------------------------------------------------
                                                 1995           1994            1993           1992           1991
                                              -----------    -----------    -----------    -----------    -----------
Total assets                                  $    32,036    $    36,316    $   261,575    $   337,527    $   451,053
Shareholders' equity                               31,620         34,914         63,591         98,333        141,309
Debt                                                    -              -        187,725        234,057        303,223

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

      On October 25, 1993, the Trust filed for protection under Chapter 11 of the United States Bankruptcy Code, and on April 7, 1994, the Trust emerged from bankruptcy. Results for 1995 are not comparable to 1994 and 1993 because of the bankruptcy. See NOTE E - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      1995 Compared to 1994. The Trust's net loss was $2.9 million in fiscal 1995 compared to a $29.3 million loss in fiscal 1994. Contributing to the smaller loss were the following factors that occurred in connection with the Trust's emergence from bankruptcy: (i) an increase in consulting fee income from RPI; (ii) the elimination of interest expense; (iii) the elimination of reorganization items; (iv) the elimination of debt restructure costs; (v) reductions in legal fees and foreclosed real estate expenses related to the smaller size of the loan and foreclosed real estate portfolios; and (vi) a substantial reduction in the Trust's cost of directors and officers insurance. These factors were partially offset by a decrease in note receivable interest and a decrease in foreclosed real estate income.

      Income on notes receivable decreased from $5.7 million in fiscal 1994 to $.7 million in fiscal 1995. The $5.0 million decrease was the result of a significant decrease in average earning notes which was partially offset by an increase in yield. Average earning notes declined from $74 million with a yield of 7.77% in fiscal 1994 to $8 million with a yield of 8.25% in fiscal 1995.

      Nonearning notes averaged $276,000 for fiscal 1995 compared to $19.7 million for fiscal 1994. Assuming that the yield on these notes would have been the same as the yield on earning notes had they been on earning status, income on notes receivable would have been $23,000 higher than reported in fiscal 1995 and $1.5 million higher in fiscal 1994. The Trust's efforts to reduce nonearning assets continues.

      At June 30, 1995, the Trust's portfolio of funded investments of notes receivable and foreclosed real estate (excluding cash and cash equivalents) totaled $21.2 million in principal amount, compared to $37.3 million at June 30, 1994. Funded earning investments decreased from $11.9 million at the end of fiscal 1994 to $5.4 million at the end of fiscal 1995. There were no amounts to be advanced under any notes receivable at June 30, 1995, and at that date, all foreclosed real estate was classified as nonearning.

      At June 30, 1995, the Trust's portfolio of notes receivable aggregated
$5.8 million compared to $12.1 million at June 30, 1994.    The interest rates
on the notes at June 30, 1995, ranged from 8.5% to 10.5% on the outstanding balances. The weighted average yield on the Trust's earning notes was 8.25% and 7.77% during the fiscal years ended June 30, 1995, and June 30, 1994, respectively. Notes classified as nonearning are notes on which the accrual of interest has been discontinued. At June 30, 1995, and 1994, the Trust had no notes which were more than 90 days past due in interest but on which the Trust was continuing to accrue interest.

      At June 30, 1995, the Trust's nonearning assets aggregated $15.8 million, which consisted of: (i) $392,066 (or 1.2% of total assets) of notes with respect to which the Trust had ceased to accrue interest; and (ii) $15.4 million (or 48.0% of total assets) of investments in foreclosed real estate.
At June 30, 1994, the Trust's nonearning assets aggregated $25.5 million, which consisted of: (i) $272,308 (or 0.8% of total assets) of notes with respect to which the Trust had ceased to accrue interest and (ii) $25.2 million (or 69.4% of total assets) of investments in foreclosed real estate.

      In addition to notes made to facilitate the sale of foreclosed real estate, one new note was produced during fiscal 1995.

      Income on foreclosed real estate was eliminated in fiscal 1995 as a result of the sale or transfer of all remaining operating real estate during the fourth quarter of fiscal 1994.

      Income from temporary investments increased $683,000 to $892,000 in fiscal 1995 principally as a result of the Trust's increase in cash and cash equivalents to $20.6 million at June 30, 1995, from $9.8 million at June 30, 1994. The increase is principally a result of the collection of notes receivable and the sale of foreclosed real estate.

      Consulting fee and other revenue began in the fourth quarter of fiscal 1994 in connection with an agreement with RPI. The consulting agreement called for the Trust to receive $87,500 of consulting fee income per quarter until March 31, 1996. The Trust agreed to discontinue the consulting arrangement in exchange for a payment of $500,000 in lieu of the $525,000 that would have been received ratably over the next six calendar quarters.

      The Trust's indebtedness and corresponding interest expense was eliminated upon emergence from bankruptcy on April 7, 1994.

      The provision for possible losses was $3.2 million in fiscal 1995 and fiscal 1994. The allowance for possible losses was $10.5 million at June 30, 1995, compared to $11.7 million at June 30, 1994. While the Trust believes the allowance for possible losses is adequate at June 30, 1995, management will periodically review its portfolio using then-current information to make the estimates and assumptions that are used to determine the adequacy of the allowance for note losses and the valuation of the real estate acquired in connection with foreclosures or in satisfaction of notes.

      A $1.1 million and $1.2 million reversal to the allowance for possible losses on notes receivable occurred in fiscal 1995 and fiscal 1994, respectively, as a result of the substantial reduction in the Trust's portfolio of notes receivable. The Trust's reduction in notes receivable involved a substantial payoff of a large note during the second quarter of fiscal 1995 and the transfer of the majority of notes receivable to RPI in connection with the emergence from bankruptcy in fiscal 1994. These reversals partially offset the provision for losses on the Trust's portfolio of foreclosed real estate.

      The provision for possible losses on foreclosed real estate was $4.3 million in fiscal 1995 compared to $4.4 million in fiscal 1994. The allowance for possible losses on foreclosed real estate was $10.4 million at June 30, 1995, compared to $10.1 million at June 30, 1994. The $4.3 million provision for possible losses on foreclosed real estate in fiscal 1995 results from increases in the estimates of losses on disposition of foreclosed real estate, which are based primarily on updated property valuations which reflect recent real estate sales. A large portion of the Trust's remaining foreclosed real estate is in the form of land which is inherently illiquid and/or in geographic locations where real estate markets for this type of property remain depressed.

      Salaries and related expenses decreased $1.1 million to $619,000 in fiscal 1995 compared to $1.7 million in fiscal 1994. Severance pay expenses primarily related to Mr. Enloe's employment contract were $99,000 in fiscal 1995 compared to $519,000 in fiscal 1994. Bonus and stock compensation expenses included a reversal (credit) of $60,000 in fiscal 1995 compared to an expense of $704,000 in fiscal 1994.

      General and administrative expenses decreased $740,000 to $402,000 in fiscal 1995. The principal expense reduction in 1995 resulted from reduced premium for the trustees and officers insurance coverages. The premium decreased in fiscal 1995 as a result of the substantial decrease in the Trust's assets and the reduction of the number of trustees and officers following the emergence from bankruptcy on April 7, 1994.

      Legal, audit and advisory fees, foreclosed real estate expenses, and management fee expenses all have a significant correlation to the size of the Trust's investment portfolio and as a result, these expenses were substantially reduced following the transfer of approximately 85% of the Trust's assets to RPI in connection with the emergence from bankruptcy.

      Trustee fees and expenses were reduced to $61,000 in fiscal 1995 from $249,000 in fiscal 1994 principally as a result of reducing the number of trustees from nine to three upon emergence from bankruptcy. The Trustees also agreed to reduce their fee compensation by 50% to $10,800 per year (not including meeting fees).

      The following expenses incurred in fiscal 1994 were related to restructuring efforts which culminated the bankruptcy filing; (i) debt restructuring of $2.1 million; (ii) reorganization items of $5.2 million; and
(iii) an extraordinary item of $12.9 million. No such expenses were incurred in fiscal 1995. See NOTE E - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      1994 Compared to 1993. The Trust's net loss was $29.3 million in fiscal 1994 compared to a $34.7 million loss in fiscal 1993. Contributing to the smaller loss were the following factors: (i) a decrease in the provision for possible losses; (ii) a decrease in interest expense; (iii) an increase in foreclosed real estate income and (iv) a decrease in debt restructure costs. These factors were partially offset by a decrease in note receivable interest, an increase in reorganization expense items and extraordinary losses due to the bankruptcy filing and transfer of assets and liabilities to RPI in connection with the Plan of Reorganization.

      Income on notes receivable decreased from $11.3 million in fiscal 1993 to $5.7 million in fiscal 1994. Of the $5.6 million decrease, substantially all was the result of a decrease in average earning notes. Average earning notes declined from $146 million with a yield of 7.71% in fiscal 1993 to $74 million with a yield of 7.77% in fiscal 1994.

      Average nonearning notes for fiscal 1994 totaled $19.7 million compared to $21.3 million for fiscal 1993. Assuming that the yield on these notes would have been the same as the yield on earning notes had they been on earning status, income on notes receivable would have been $1.5 million higher than reported in fiscal 1994 and $1.6 million higher in fiscal 1993.

      There was no new note production in fiscal 1994 or fiscal 1993 other than notes made to facilitate the sale of foreclosed real estate.

      Income on foreclosed real estate increased from $3.6 million in fiscal 1993 to $4.0 million in fiscal 1994 primarily because several projects changed from nonearning to earning status during the third quarter of fiscal 1993. Foreclosed real estate is classified as earning if the net cash flow on the individual property is projected to exceed the Trust's average cost of funds during the succeeding twelve months. See NOTE A - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

      The provision for possible losses on notes receivable was a reversal of $1.2 million in fiscal 1994 compared to $1.3 million in fiscal 1993. The allowance for possible losses on notes receivable was $1.6 million at June 30, 1994, compared to $17.7 million at June 30, 1993. The decrease in the provision and allowance for possible losses on notes receivable in fiscal 1994 compared to fiscal 1993 includes the impact of a smaller note receivable portfolio during fiscal 1994 and smaller net charge-offs in fiscal 1994 compared to fiscal 1993.

      The provision for possible losses on foreclosed real estate was $4.4 million in fiscal 1994 compared to $13.9 million in fiscal 1993. The allowance for possible losses on foreclosed real estate was $10.1 million at June 30, 1994, compared to $36.2 million at June 30, 1993. At June 30, 1994, foreclosed real estate totaled $25.2 million compared to $164.4 million at June 30, 1993. Any loss incurred upon foreclosure of collateral underlying a note is charged to the allowance for possible losses on notes receivable.

      The $13.9 million provision for possible losses on foreclosed real estate in fiscal 1993 results primarily from a provision of approximately $2.4 million related to the adoption of Statement of Position 92-3 as discussed below and increases in the estimates of losses on disposition of foreclosed real estate, which are based primarily on updated property valuations which reflect real estate sales, the inability of the Trust to meet previous marketing plans for disposal of foreclosed real estate, and the unavailability of real estate financing for potential buyers.

      Salary and related expenses increased $970,000 to $1.7 million in fiscal 1994 from $756,000 in fiscal 1993. Salary increases were immaterial while compensation expense related to bonuses and stock option grants increased $448,000. The Trust also established a liability for the expected termination of Mr. Enloe's employment agreement in the amount of $481,000.

      General and administrative expenses decreased $347,000 to $1.1 million in fiscal 1994 compared to $1.5 million in fiscal 1993. The decrease was related to reduction in: (i) shareholders related expenses of $144,000; (ii) travel and lodging expenses of $118,000; (iii) corporate insurance premiums of $30,000; and (iv) other miscellaneous expenses of $55,000.

      Management fees totaled $1.8 million in fiscal 1994, compared to $2.9 million in fiscal 1993. The decrease is a result of the decrease in the Trust's portfolio of invested assets. The decrease in legal and audit and advisory expenses from fiscal 1993 to fiscal 1994 was primarily a result of a decrease in legal fees related to the Trust's troubled assets and its senior credit agreements.

      Operating expenses included debt restructure costs of $7.4 million in fiscal 1993 and $2.1 million in fiscal 1994. The fees incurred in fiscal 1993 were related to a possible restructuring with financing to have been provided by a third party, a possible exchange of the subordinated notes for equity in the Trust, and an agreement whereby the subordinated noteholders would exchange their debt for equity in a new company that was expected to hold most of the Trust's assets. Debt restructure costs in fiscal 1994 were incurred from July through October 25, 1993, when the Trust filed a voluntary petition for reorganization under Chapter 11.

      Reorganization items netting $5.2 million in fiscal 1994 include amounts incurred while the Trust was in Chapter 11 for legal and financial advisors and consulting fees for the Trust and certain representatives of the Trust's subordinated noteholders, senior debt holders and shareholders.

      The extraordinary item totaling $12.9 million represents the difference between $212.1 million of assets and $199.2 million in liabilities that were transferred by the Trust to RPI upon its emergence from Chapter 11. See NOTE E
- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      In fiscal 1993 the Trust adopted The American Institute of Certified Public Accountants' Statement of Position 92-3, "Accounting for Foreclosed Assets" ("SOP 92-3"). SOP 92-3 requires foreclosed assets held for the sale to be carried at the lower of (a) fair value less estimated costs to sell or (b) cost. Fair value was determined by discounting expected cash flows using a risk-adjusted interest rate. Prior to adopting SOP 92-3, the Trust carried its foreclosed assets held for sale at the lower of (a) net realizable value or (b) cost. Net realizable value was determined using the Trust's cost-of-funds rate. The adoption of this statement had an adverse effect on the Trust's balance sheet and statement of operations of $2.4 million during fiscal 1993 because the Trust's cost-of-funds rate was less than the risk-adjusted discount rate required to be used under SOP 92-3.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to its emergence from Chapter 11, the Trust faced substantial liquidity problems due to reduced cash flows from operating and investing activities, the required substitution of bank financing for commercial paper financing, and its inability to borrow additional funds under its bank credit facilities. Following its emergence from Chapter 11, the Trust no longer has liquidity problems and has concentrated its efforts on liquidating its real estate investments for cash and notes. The Trust's principal funding requirements are now operating expenses including legal, audit, and advisory expenses in connection with potential acquisition candidates. The Trust anticipates that its primary sources of funding these disbursements will be its collections on notes receivable, proceeds from the sale of foreclosed property, and income on cash investments.

      Operating activities for fiscal 1995 used $0.5 million of cash compared to $33.3 million in fiscal 1994 and $14.6 million in fiscal 1993. The table below reflects cash flow from operating activities (in millions):

                                                YEAR ENDED JUNE 30
                                       ------------------------------------
                                         1995          1994          1993
                                       --------      --------      --------
Total income                           $    2.2      $   10.0      $   15.1
Interest expense                              -          (7.7)        (16.3)
                                       --------      --------      --------
Net interest margin                         2.2           2.3          (1.2)
Operating expenses                         (1.8)        (10.3)        (18.3)
Net change in other receivables,
   assets and liabilities                  (0.9)         (7.2)          4.9
Reorganization items                          -          (5.2)            -
Extraordinary items                           -         (12.9)            -
                                       --------      --------      --------
Net cash used by operating activities  $   (0.5)     $  (33.3)     $  (14.6)
                                       ========      ========      ========


      Net cash provided by investing activities for fiscal 1995 was $12.4 million compared to $44.6 million in fiscal 1994 and $52.3 million in fiscal 1993. The table below reflects the impact of the contraction of the Trust's note receivable portfolio on cash flow from investing activities (in millions):

                                                YEAR ENDED JUNE 30
                                       ------------------------------------
                                         1995          1994          1993
                                       --------      --------      --------
Collections on mortgage loans          $    1.4      $   28.8      $   36.3
Collections on RPI note receivable          0.6             -             -
Advances on mortgage loans                 (0.3)         (0.3)         (1.8)
Sales of foreclosed real estate            10.3          13.4          23.4
Net sales (purchases) of restricted
   cash investments                         0.6           4.7          (3.2)
Expenditures on foreclosed real estate     (0.2)         (2.0)         (2.4)
                                       --------      --------      --------
Net cash used by investing activities  $   12.4      $  44.6       $   52.3
                                       ========      ========      ========


      The Trust is a debt-free organization with a significant proportion of its assets consisting of highly liquid investments and is currently exploring acquisition opportunities in addition to growth in its notes-receivable portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See ITEM 14 for a listing of the consolidated financial statements filed with this report. The response to this item is submitted in a separate section of this report.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Pursuant to General Instruction G(3) to Form 10-K, the information required by Items 10, 11, 12, and 13 is incorporated by reference to the Trust's Proxy Statement for its upcoming 1995 Annual Meeting.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report.

          (1) The following consolidated financial statements are included in this Item 14:

                                                                                                          Pages
                                                                                                          -----
              Report of Ernst & Young LLP, Independent Auditors   . . . . . . . . . . . . . . . . . .       22
              Consolidated Balance Sheet at June 30, 1995 and 1994  . . . . . . . . . . . . . . . . .       23
              Consolidated Statement of Operations for Years Ended
                  June 30, 1995, 1994, and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . .       24
              Consolidated Statement of Shareholders' Equity for Years Ended
                  June 30, 1995, 1994, and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . .       25
              Consolidated Statement of Cash Flows for Years Ended
                  June 30, 1995, 1994, and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . .       26
              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .       27

          (2) The following consolidated financial statement schedule is included in this Item 14:

              Schedule IV - Mortgage Loans on Real Estate   . . . . . . . . . . . . . . . . . . . . .       37

              All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted, or the information required is included in the financial statements, including the notes thereto.

          (3) EXHIBITS:


              Exhibit
              Number
              -------

              (2.1)(9) The Registrant's First Amended Plan of Reorganization dated December 14, 1993.

              (2.2)(9) The Registrant's Modification to the First Amended Plan of Reorganization dated January 9, 1994.

              (3.1)(1) Declaration of Trust of the Registrant dated June 26, 1969, as amended by the First and Second Amendments thereto.

              (3.2)(2) Third Amendment to the Declaration of Trust of the Registrant.

              (3.3)(3) Fourth Amendment to the Declaration of Trust of the Registrant.

              (3.4)(10)   Fifth Amendment to the Declaration of Trust of the
                          Registrant.

              (3.5)(4)    By-laws of the Registrant.

              (10.1)(2)   Management Agreement among the Registrant, Lomas
                          Management, Inc., and Lomas Financial Corporation, dated as of July 1, 1992.

              (10.2)(5)   Participation Agreement between the Registrant and
                          Lomas Financial Corporation (formerly, Lomas &
                          Nettleton Financial Corporation) dated as of July 28,
                          1970.

              (10.3)(6)   Employment Agreement dated January 31, 1993, between
                          the Registrant and Robert Ted Enloe III.

              (10.4)(6)   Stock Option Agreement dated January 31, 1993,
                          between the Registrant and Robert Ted Enloe III.

              (10.5)(7)   Stock Option Agreement dated May 7, 1993, between the
                          Registrant and Robert Ted Enloe III.

              (10.6)(7)   Retirement Plan for Trustees of the Registrant dated
                          October 11, 1988.

              (10.7)(8)   Promissory note dated October 22, 1993, between the
                          Registrant and Robert Ted Enloe III.

              (10.8)(8)   Stock Pledge and Security Agreement dated October 22,
                          1993, between the Registrant and Robert Ted Enloe
                          III.

              (10.9) Asset Disposition Agreement dated February 28, 1995, between the Registrant and ST Lending, Inc.

              Exhibit
              Number
              -------

              (10.10)     The Registrant's 1995 Equity Incentive Plan.

              (10.11) Stock Option Agreement dated February 15, 1995, between the Registrant and Robert Ted Enloe III.

              (10.12) Stock Option Agreement dated February 15, 1995, between the Registrant and Bradley S. Buttermore.

              (27)        Financial Data Schedules.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

--------------------------------------------------------------------------------
                  Footnotes

                  (1) Incorporated by reference to the Registrant's
                      Registration Statement on Form S-3 dated April 4, 1986 (No. 33-4577).

                  (2) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended June 30, 1992.

                  (3) Incorporated by reference to the Registrant's Form 8-K dated January 7, 1993.

                  (4) Incorporated by reference to the Registrant's
                      Registration Statement on Form S-11 dated June 30, 1969 (No. 2-33821).

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

                  (8) Incorporated by reference to the Registrant's Form 10-Q dated December 31, 1993.

                  (9) Incorporated by reference to the Registrant's Form 8-K dated February 9, 1994.

                 (10) Incorporated by reference to the Registrant's Form
                      10-K for the fiscal year ended June 30, 1994.

--------------------------------------------------------------------------------

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LIBERTE INVESTORS
                                             Registrant

DATE:  September 26, 1995          By  /s/BRADLEY S. BUTTERMORE
                                       ------------------------
                                       Bradley S. Buttermore
                                       Senior Vice President,
                                       Treasurer, and Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





   /s/ TED ENLOE                                Trustee and                          September 26, 1995
   ----------------------------------           Principal Executive Officer
   (Ted Enloe)





   /s/ BRADLEY S. BUTTERMORE                    Principal Financial and              September 26, 1995
   ----------------------------------           Accounting Officer
   (Bradley S. Buttermore)





   /s/ GENE H. BISHOP                           Trustee                              September 26, 1995
   ----------------------------------
   (Gene H. Bishop)





   /s/ EDWARD W. ROSE III                       Trustee                              September 26, 1995
   ----------------------------------
   (Edward W. Rose III)

                           ANNUAL REPORT ON FORM 10-K

               ITEM 8 AND ITEM 14(a)(1) AND (2), 14(c) and 14(d)

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND EXHIBITS

                            YEAR ENDED JUNE 30, 1995



                        LIBERTE INVESTORS AND SUBSIDIARY

                                 DALLAS, TEXAS

                        LIBERTE INVESTORS AND SUBSIDIARY
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                            (ITEM 14(a)(1) and (2))

                                                                                                           Page
                                                                                                           ----
Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . .       22

Consolidated Balance Sheet at June 30, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . . . .       23

Consolidated Statement of Operations For Years Ended
     June 30, 1995, 1994, and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24

Consolidated Statement of Shareholders' Equity for Years Ended
     June 30, 1995, 1994, and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25

Consolidated Statement of Cash Flows for Years Ended
     June 30, 1995, 1994, and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27

Consolidated Financial Statement Schedule:
     IV     Mortgage Loans on Real Estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       37

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Shareholders and Trustees
Liberte Investors

      We have audited the accompanying consolidated balance sheet of Liberte Investors and subsidiary as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberte Investors and subsidiary at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP



Dallas, Texas
July 28, 1995

                       LIBERTE INVESTORS AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET



                                                           June 30
                                                  ----------------------------
                                                     1995             1994
                                                  -----------      -----------
Assets
Notes receivable - Note B
  RPI                                             $ 5,406,132      $ 6,000,000
  Mortgage loans                                      401,240        6,130,956
Foreclosed real estate - Note C
  Nonearning                                       15,385,214       25,207,002
                                                  -----------      -----------
                                                   21,192,586       37,337,958

Less:  Allowance for possible losses - Note D      10,498,922       11,709,395
                                                  -----------      -----------
                                                   10,693,664       25,628,563

Unrestricted cash and cash equivalents             20,576,517        9,157,640
Restricted cash and cash equivalents - Note F          59,245          623,300
Accrued interest and other receivables                103,888          324,555
Other assets                                          602,664          581,919
                                                  -----------      -----------
                                                  $32,035,978      $36,315,977
                                                  ===========      ===========

------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Liabilities
  Accrued interest and other liabilities          $   416,164      $ 1,402,032

Shareholders' Equity - Note K
  Preferred Stock, 10 million shares
    authorized, none are outstanding
  Shares of Beneficial Interest, no
    par value, unlimited authorization:
    12,423,208 issued and 12,153,658
    outstanding, net of 269,550 held in
    Treasury, at June 30, 1995; 12,423,208
    issued and outstanding at June 30, 1994        31,619,814       34,913,945
                                                  -----------      -----------
Commitments and Contingencies - Note F            $32,035,978      $36,315,977
                                                  ===========      ===========


See notes to consolidated financial statements.

                        LIBERTE INVESTORS AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                  Year Ended June 30
                                                     ----------------------------------------------
                                                         1995            1994              1993
                                                     -----------     ------------      ------------
Income
  Notes receivable interest                          $   657,511     $  5,740,167      $ 11,259,126
  Temporary investment interest                          892,008          208,849           271,424
  Foreclosed real estate                                       -        3,952,256         3,550,828
  Consulting fees and other                              622,555          117,767            33,800
                                                     -----------     ------------      ------------
                                                       2,172,074       10,019,039        15,115,178
                                                     -----------     ------------      ------------
Expenses
  Interest                                                     -        7,672,694        16,295,318
  Provision for possible losses - Note D               3,192,000        3,175,000        15,150,000
  Salaries and related costs                             619,433        1,726,012           755,637
  General and administrative                             402,185        1,142,437         1,488,975
  Legal, audit and advisory                              321,469          737,619         2,111,667
  Foreclosed real estate                                 274,546        2,505,716         3,277,262
  Management fees - Note G                               168,805        1,824,044         2,928,258
  Trustees' fees and expenses                             61,215          249,180           342,697
  Debt restructure                                             -        2,132,902         7,437,048
                                                     -----------     ------------      ------------
                                                       5,039,653       21,165,604        49,786,862
                                                     -----------     ------------      ------------
Loss before reorganization items
  and extraordinary item                              (2,867,759)     (11,146,565)      (34,671,684)
Reorganization items:
  Professional fees                                            -       (5,499,463)                -
  Interest earned on accumulated cash
    resulting from Chapter 11 proceedings                      -          304,913                 -
                                                     -----------     ------------      ------------
                                                               -       (5,194,550)                -
Extraordinary item:
  Loss on extinguishment of debt - Note E                      -      (12,936,395)                -
                                                     -----------     ------------      ------------
    Net Loss                                         $(2,867,579)    $(29,277,510)     $(34,671,684)
                                                     ===========     ============      ============
Loss per Share of Beneficial Interest
  Loss before reorganization items
    and extraordinary item                           $     (0.23)    $      (0.91)     $      (2.94)
  Reorganization items                                         -            (0.43)                -
  Extraordinary item                                           -            (1.06)                -
                                                     -----------     ------------      ------------
  Net loss                                           $     (0.23)    $      (2.40)     $      (2.94)
                                                     ===========     ============      ============
Weighted average number of
  Shares of Beneficial Interest                       12,322,773       12,221,975        11,788,750
                                                     ===========     ============      ============

See notes to consolidated financial statements.

                       LIBERTE INVESTORS AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                           Shares of
                                                      Beneficial Interest
                                                    -------------------------
                                                      Number        Amount
                                                    ----------   ------------
Balance at July 1, 1992                             11,804,208   $ 98,333,030
Rescind 240,000 shares
  Shares of Beneficial Interest                       (240,000)      (330,000)
  Unearned compensation                                240,000        302,500
Cancelled 31,000 shares                                (31,000)       (42,625)
Net loss                                                     -    (34,671,684)
                                                    ----------   ------------
Balance at June 30, 1993                            11,773,208     63,591,221

Shares issued under
  stock options                                        650,000        975,000
Executive loan to purchase stock options                     -       (374,766)
Net loss                                                     -    (29,277,510)
                                                    ----------   ------------
Balance at June 30, 1994                            12,423,208     34,913,945

Deferred interest on executive loan                          -        (22,227)
Purchase of 269,550 shares of treasury stock          (269,550)      (404,325)
Net loss                                                     -     (2,867,579)
                                                    ----------   ------------
Balance at June 30, 1995                            12,153,658   $ 31,619,814
                                                    ==========   ============


See notes to consolidated financial statements.

                        LIBERTE INVESTORS AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           Year Ended June 30
                                                             ------------------------------------------------
                                                                   1995           1994               1993
                                                             --------------  -------------    ---------------
Operating activities:
    Loss before reorganization items
        and extraordinary item                               $   (2,867,579) $ (11,146,565)   $   (34,671,684)
    Noncash expenses and revenues included in net loss:
        Provision for possible losses                             3,192,000      3,175,000         15,150,000
    Net change in other receivables, assets and
        liabilities                                                (879,229)   (20,151,576)         4,880,355
                                                             --------------  -------------    ---------------
        Net cash used by operating activities
           before reorganization items                             (554,808)   (28,123,141)       (14,641,329)

    Net cash used by reorganization items                                --     (5,191,102)                --
                                                             --------------  -------------    ---------------
        Net cash used by operating activities                      (554,808)   (33,314,243)       (14,641,329)
                                                             --------------  -------------    ---------------

Investing activities:
    Collections on notes receivable                               1,997,003     28,828,704         36,293,250
    Advances on notes receivable                                   (308,299)      (314,387)        (1,760,983)
    Expenditures on foreclosed real estate                         (127,350)    (2,016,948)        (2,414,009)
    Sales and basis reductions of foreclosed
        real estate                                              10,252,601     13,398,005         23,394,426
    Net sales (purchases) of restricted cash
        investments                                                 564,055      4,745,018         (3,184,703)
                                                             --------------  -------------    ---------------
        Net cash provided by investing activities                12,378,010     44,640,392         52,327,981
                                                             --------------  -------------    ---------------

Financing activities:
    Purchase of treasury stock                                     (404,325)            --                 --
    Decrease in notes payable                                            --     (4,597,411)       (46,331,285)
                                                             --------------  -------------    ---------------
        Net cash used by financing activities                      (404,325)    (4,597,411)       (46,331,285)
                                                             --------------  -------------    ---------------

Net increase (decrease) in unrestricted cash
    and cash equivalents                                         11,418,877      6,728,738         (8,644,633)
Unrestricted cash and cash equivalents at
    beginning of year                                             9,157,640      2,428,902         11,073,535
                                                             --------------  -------------    ---------------
Unrestricted cash and cash equivalents at
    end of year                                              $   20,576,517  $   9,157,640    $     2,428,902
                                                             ==============  =============    ===============

Schedule of noncash investing and financing
    activities:
    Transfer of notes receivable to foreclosed
        real estate                                          $    4,792,782  $  18,252,995    $    13,499,472
    Charge-offs to allowance for possible
        losses, net                                          $    4,402,473  $  19,234,742    $    20,252,734
    Sales of foreclosed real estate financed
        by notes receivable                                  $      138,400  $   3,888,112    $    14,679,561

Interest paid                                                $           --  $   4,754,000    $    11,045,000

See notes to consolidated financial statements.

                        LIBERTE INVESTORS AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1995

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

     Liberte Investors ("LBI" or the "Trust") is an unincorporated voluntary association of the type commonly termed as a Massachusetts business trust organized under the laws of the Commonwealth of Massachusetts pursuant to a Declaration of Trust dated June 26, 1969, as amended. The principal business activity of LBI is investing in notes receivable, primarily first mortgage construction notes and first mortgage acquisition and development notes. Secondarily, LBI invests in other secured or guaranteed notes related directly or indirectly to real estate. Over the past seven fiscal years, however, the Trust has progressively curtailed its lending activities in an effort to repay its indebtedness and reduce the size of its note receivable and real estate portfolio.

      The curtailment of lending activities began in June 1989 when the Trust's outstanding commercial paper was downgraded by the rating agencies to below investment grade. As a result, the Trust ceased originating investments secured by commercial income producing real estate and limited new investment originations to notes secured by single-family houses and lots. In May 1990 LBI restructured its unsecured senior indebtedness to pledge a portion of its note receivables and foreclosed real estate and require amortization of the indebtedness. In May 1991 LBI again restructured its senior indebtedness by pledging all of its assets, extending the term, and amending the amortization schedule. As a result of these efforts, LBI's senior indebtedness, including outstanding commercial paper, was reduced from $692.6 million at June 30, 1989, to $87.7 million at June 30, 1993. On April 1, 1993, LBI's remaining senior indebtedness was due and payable, and on June 1, 1993, $100 million of subordinated indebtedness matured. At this time, LBI reached agreement with a committee representing the holders of subordinated notes for a restructure of LBI's indebtedness in a voluntary "pre-negotiated" bankruptcy procedure.

     Accordingly, on October 25, 1993, the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On November 2, 1993, the Trust filed with the Bankruptcy Court a disclosure statement and related plan of reorganization. An order was entered by the Bankruptcy Court confirming a modified plan of reorganization for the Trust on January 24, 1994. On April 7, 1994, the Trust emerged from bankruptcy. Pursuant to the plan of reorganization, certain assets and liabilities, including the remaining senior indebtedness, were transferred to Resurgence Properties Inc. ("RPI"), and RPI's common stock was distributed to the holders of the Trust's outstanding subordinated indebtedness in full satisfaction of such holders' claims against the Trust.

      The consolidated financial statements include the accounts of the Trust and its subsidiary. Significant intercompany balances and transactions have been eliminated.

      Recognition of Income - Interest is taken into income as it accrues. The Trust discontinues the accrual of interest income when circumstances exist which cause the collection of such interest to be doubtful. Determination to discontinue accruing interest is made after a review by the Trust's management of all relevant facts including delinquency of principal and/or interest, and credit of the borrower.

      Allowance for Possible Losses - The Trust provides for possible losses on notes receivable and foreclosed real estate based on an evaluation of each note and each property acquired through foreclosure (or deed in lieu of foreclosure). Consideration is given to the collectibility of the note and to the estimated value of the collateral underlying a note or of properties held. The Trust also maintains unallocated reserves on its portfolio of notes receivable.

      Foreclosed Real Estate - Foreclosed real estate is recorded at the lower of cost or fair value less estimated costs to sell determined at, and subsequent to, foreclosure. Any loss attributable to the excess of cost over fair value at the time of foreclosure is charged to the allowance for losses on notes receivable. Gains (losses) realized on liquidation are credited (charged) to the allowance for losses on foreclosed real estate.

      Foreclosed real estate is classified as earning if the net cash flow on the individual property is projected to exceed the Trust's average cost of funds during the succeeding twelve months. The properties on which the cash flow is not projected to exceed the Trust's average cost of funds during the succeeding twelve months are classified as nonearning.

      In-Substance Foreclosures - Properties collateralizing notes receivable that have been substantively repossessed or are being managed under the control of the Trust are recorded as foreclosed real estate. A note is considered to be an in-substance foreclosure if the following criteria are met: (1) the debtor has little or no equity in the collateral, considering the current fair value of the collateral; (2) proceeds for repayment of the note can be expected to come only from the operation or sale of the collateral; and (3) the debtor has either formally or effectively abandoned control of the collateral to the creditor or retained control of the collateral but, because of the current financial condition of the debtor, the economic prospects for the debtor and/or the collateral in the foreseeable future, it is doubtful that the debtor will be able to rebuild equity in the collateral or otherwise repay the note in the foreseeable future.

      Sales of Foreclosed Assets Financed by Notes Receivable - The Trust may finance a portion of the sale of foreclosed real estate for qualified borrowers. A cash downpayment of 20% is normally required, and the financing terms generally do not exceed five years, with many financings being for less than five years. The notes are made at market rates of interest either floating over a base rate of interest or a fixed rate generally tied to similar maturity treasury notes.

      Adoption of Authoritative Statements - In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Note." SFAS No. 114 was subsequently amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires impairment of a note be measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Trust is required to adopt this standard for the fiscal year beginning July 1, 1995.

      In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that assets held for disposal be valued at the lower of carrying amount or fair value less costs to sell.
The Trust is required to adopt this standard for the fiscal year beginning July 1, 1996.

      The Trust has determined that the adoption of SFAS No's. 114, 118, and 121 will not have a material effect on its financial position or results of operation.

      Loss Per Share of Beneficial Interest - Loss per Share of Beneficial Interest is based on the weighted average number of shares outstanding during the year.

      Cash and Cash Equivalents - Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

      Reclassifications - Certain amounts in prior years' financial statements have been reclassified to conform to the current year's presentation.


NOTE B - NOTES RECEIVABLE

      The following is a summary of notes receivable activity for the years ended June 30, 1995, and 1994:

                                                    1995             1994
                                                -------------   --------------
Balance at beginning of year                    $  12,130,956   $  137,569,142

Advances and capitalized items
   on notes receivable                                341,714          340,323
Sales and collection of foreclosed
   real estate financed by notes
   receivable                                         138,400        3,888,112
Collections of principal                           (1,997,003)     (28,828,704)
Foreclosures                                       (4,792,782)     (18,252,995)
Write-off of principal                                (13,913)      (8,673,449)
Transfer of assets upon emergence
   from Chapter 11                                          -      (73,911,473)
                                                -------------   --------------
Balance at end of year                          $   5,807,372   $   12,130,956
                                                =============   ==============

NOTE C - FORECLOSED REAL ESTATE

      The following is a summary of the Trust's activity in foreclosed real estate for the years ended June 30, 1995, and 1994:

                                           1995             1994
                                       ------------     ------------

Balance at beginning of year           $ 25,207,002     $ 164,416,526

Foreclosures                              4,840,782        18,252,995
Expenditures                                127,350         2,016,948
                                       ------------     -------------
Total additions                           4,968,132        20,269,943
Cost of real estate sold                (14,789,920)      (28,437,212)
Transfer of assets upon emergence
  from Chapter 11                                 -      (131,042,255)
                                       ------------     -------------
Balance at end of year                 $ 15,385,214     $  25,207,002
                                       ============     =============

      The following table sets forth the Trust's portion of foreclosed real estate by type of property and geographic location:


                                                   June 30
                                       -----------------------------------
                                           1995                   1994
                                       -----------            ------------
Type of Property:
  Single-family                        $         -             $  1,726,091
  Single-family lots                     6,732,532                7,303,970
  Condo lots/land                                -                4,768,677
  Land                                   8,652,682                6,809,219
  Completed properties:
    Industrial                                   -                4,522,155
    Other                                        -                   76,890
                                       -----------              -----------
                                       $15,385,214              $25,207,002
                                       ===========              ===========
Geographic location:
  Texas                                $ 9,356,477              $11,149,820
  California                             6,028,737                5,725,691
  Tennessee                                      -                4,522,156
  Rhode Island                                   -                1,889,066
  Massachusetts                                  -                1,760,472
  Other                                          -                  159,797
                                       -----------              -----------
                                       $15,385,214              $25,207,002
                                       ===========              ===========


      The Trust has substantively repossessed or obtained control of the management of certain properties collateralizing $2,084,394 and $6,245,694 of notes receivable at June 30, 1995, and 1994, respectively. As a result, these notes have been accounted for as foreclosed real estate.

NOTE D - ALLOWANCE FOR POSSIBLE LOSSES

      A summary of transactions affecting the Trust's allowance for possible losses for the three-year period ended June 30, 1995, is as follows:


                                                   Notes         Foreclosed
                                                 Receivable      Real Estate       Total
                                                -----------     ------------    ------------
Balance at July 1, 1992                         $23,275,974     $ 35,765,577    $ 59,041,551
Provision for possible losses                     1,263,731       13,886,269      15,150,000
Amounts charged off, net of recoveries           (6,811,338      (13,441,396)    (20,252,734)
                                                -----------     ------------    ------------
Balance at June 30, 1993                         17,728,367       36,210,450      53,938,817
Provision for possible losses                    (1,208,000)       4,383,000       3,175,000
Amounts charged off, net of recoveries           (8,457,842)     (10,776,900)    (19,234,742)
Allowance related to assets transferred
  upon emergence from Chapter 11                 (6,499,604)     (19,670,076)    (26,169,680)
                                                 -----------     ------------    ------------
Balance at June 30, 1994                          1,562,921       10,146,474      11,709,395
Provision for possible losses                    (1,148,960)       4,340,960       3,192,000
Amounts charged off, net of recoveries             (284,060)      (4,118,413)     (4,402,473)
                                                -----------     ------------    ------------
Balance at June 30, 1995                        $   129,901     $ 10,369,021    $ 10,498,922
                                                ===========     ============    ============



NOTE E - EMERGENCE FROM BANKRUPTCY

      Upon the Trust's emergence from bankruptcy on April 7, 1994, certain assets and liabilities were transferred to the holders of the subordinated notes in full satisfaction of such notes. The net assets transferred exceeded the debt satisfied resulting in a loss on extinguishment of debt, which has been reported as an extraordinary item.

      As part of this process, net notes receivable of $73.4 million, the related accrued interest receivable of $.6 million, and net foreclosed real estate of $111.3 million were transferred to RPI.

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


NOTE F - COMMITMENTS AND CONTINGENCIES

      At June 30, 1995, the Trust had commitments for indemnification of development bond issuers and other guarantees totaling $885,445.

      Cash and cash equivalents at June 30, 1995, included restrictive cash of $59,245 for claims due to bankruptcy. At June 30, 1994, restrictive cash investments included $71,073 for claims due to bankruptcy, $480,500 to secure a letter of credit, and $71,727 of borrowers' escrow deposits.

      The Trust is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Trust's financial condition, results of operations, or cash flows.


NOTE G - TERMINATION OF MANAGEMENT AGREEMENT

      The Trust was managed by Lomas Management, Inc. ("LMI") since its inception in 1969 until February 28, 1995. LMI is a wholly owned subsidiary of Lomas Financial Corp. ("LFC"), the original sponsor of the Trust. Mr. Enloe was hired by the Trust as its full-time president and chief executive officer and the Trust's first direct employee in 1992. Under the management agreement in effect prior to July 1, 1992, whenever the Trust invested in any first mortgage construction or acquisition and development note recommended by LMI, LFC was required to participate, directly or through one or more of its subsidiaries. Subsequent management agreements made no provision for this required participation arrangement. On February 28, 1995, the Trust continued its movement toward self administration by terminating its management agreement with LMI and assuming all remaining operating and accounting responsibilities. Any remaining property management requirements on assets owned with LFC are provided for in the asset disposition agreement described below.

      Effective February 28, 1995, the Trust entered into an "Asset Disposition Agreement" with ST Lending, Inc. ("STL"), a wholly owned subsidiary of LFC, whereby the Trust and STL exchanged their respective ownership positions in a group of assets. No gain or loss was recognized as a result of this transaction. Therefore, at June 30, 1995, the Trust owned 100% of its foreclosed real estate and note receivable portfolio with the exception of one real estate asset that remains 80% owned by the Trust (the Trust's portion equals $1,164,000, net of reserves), and approximately 50% of a mortgage note receivable originated to construct houses in California (the Trust's portion equals $262,165, net of reserves). The

Trust had no further funding obligation under this note at June 30, 1995, and expects to receive repayments out of the sale proceeds from the completed houses in sufficient amounts to retire this note during the next fiscal year.

      A group of approximately 14 receivables, which have no carrying value and relate primarily to deficiency judgments obtained during foreclosures or remedial collection activities, remain 80% owned by the Trust and 20% owned by STL. The Asset Disposition Agreement stipulates that the Trust will pay STL 10% of its gross proceeds received, in addition to STL's 20% ownership, from this pool of loans in return for STL's asset administration. On or about March 1, 1996, STL will transfer its 20% ownership in this pool of assets to the Trust.

      Under the management agreement in effect prior to February 28, 1995 (the "Management Agreement"), LMI was entitled to basic compensation at an annual rate of 1% of the daily average book value of the Trust's Invested Assets (as defined in the Management Agreement) plus $81,000 per year for accounting services. During the fiscal year ended June 30, 1995, LMI received compensation of $157,907. Additionally, STL received compensation of $10,898 which represents 10% of the Trust's gross proceeds received on the portion of its portfolio described above.


NOTE H - FEDERAL INCOME TAXES

      The Trust filed its June 30, 1994, Form 10-K and September 30, 1994, Form 10-Q as a real estate investment trust (a "REIT") as defined in the Internal Revenue Code. Disclosures were made in those filings that there was some uncertainty as to whether the Trust qualified as a REIT for its fiscal years ended June 30, 1992, 1993, and 1994. In connection with the preparation of its fiscal 1994 tax return, the Trust concluded that it no longer qualified as a REIT effective the beginning of fiscal 1994 (July 1, 1993). Accordingly the Trust is subject to federal income tax on its taxable income. The Trust incurred taxable losses in fiscal 1995 and 1994; therefore, no provision for income taxes is necessary in the financial statements for those periods. With the change in status to a taxable entity, the Trust adopted SFAS No. 109
"Accounting for Income Taxes."   Since there was no financial impact on the
year ended June 30, 1994, and the quarter ended September 30, 1994, neither an amended Form 10-K nor Form 10-Q, respectively, have been filed to reflect the adoption of SFAS 109.

      At June 30, 1995, the Trust had, for federal tax purposes, net operating loss carryforwards estimated to be in excess of $225 million which expire at various times between the years 2005 and 2010. Significant components of the Trust's deferred tax assets at June 30, 1995, consisted of net operating loss carryforwards ($76.5 million), financial statement loss reserves ($3.2 million), and other items ($3.9 million), all of which were completely offset by a valuation allowance. (The Trust has no material deferred tax liabilities.)

      The Trust had no income tax expense for the fiscal years ended June 30, 1995, and 1994. The difference between the statutory federal income tax rate of 34% and the Trust's zero percent effective rate is due to the tax benefits related to net operating losses which are fully reserved because of the uncertainty that the Trust will realize the tax benefits related to those losses.

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107 "Disclosures about Fair Value of Financial Statements" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Trust.

      The fair value of cash and cash equivalents approximates their carrying value because of the liquidity and short-term maturities of these instruments. The fair value of notes receivable - mortgage loans is estimated by discounting cash flows at interest rates currently being offered for notes with similar terms to borrowers of similar credit quality. The fair value of the note receivable - RPI approximates its carrying value because it bears interest at a LIBOR-based floating rate.

      The estimated fair values of the Trust's financial instruments at June 30, 1995, are as follows (in thousands):


                                                       Carrying          Fair
                                                        Amount           Value
                                                        ------           -----
Financial Assets:
  Cash and cash equivalents                             $20,636         $20,636
  Note receivable-RPI                                     5,406           5,406
  Notes receivable - mortgage loans (net of allowance
    for possible losses)                                    271             271



NOTE J - CERTAIN CUSTOMERS

      Revenue from RPI provided greater than 10% of total revenue for the fiscal year ended June 30, 1995, and consisted of: (i) interest on a note receivable collateralized by a pool of first mortgage loans and by Deeds of Trust on various real estate assets, (ii) the receipt of $500,000 as a settlement for early termination of a consulting arrangement originally expected to end on March 31, 1996, and (iii) dividend income on the RPI preferred stock held by LBI.

NOTE K - SHAREHOLDERS' EQUITY

         Included in Shareholders' Equity is a deduction for a promissory note in favor of the Trust from Robert Ted Enloe III in the amount of $365,625 plus deferred interest thereon. The note has a term of 5 1/2 years and bears interest at 5% compounded semi-annually, which is payable at maturity. The note is secured by a pledge of 650,000 Shares of Beneficial Interest of the Trust.

      On February 13, 1995, the Board of Trustees adopted the 1995 Equity Incentive Plan (the "Plan") which provides for up to 1,500,000 shares to be issued and used for employee incentive purposes. As of February 15, 1995, options to purchase a total of 646,000 shares of the Trust's shares of beneficial interest were granted to two executive officers of the Trust ("Incentive Stock Option Agreements"). The exercise price of these stock options is $1.625 per share which approximated market value at the time of grant. These stock options expire on February 15, 2005, pursuant to vesting schedules indicated in the related Incentive Stock Option Agreements. The effective date of the Plan is February 15, 1995, contingent upon approval by the shareholders of the Trust by February 13, 1996.

      On February 15, 1995, the Trust repurchased 269,550 Shares of Beneficial Interest from LFC (a former affiliate) at a price which approximated market value on that date.

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                        LIBERTE INVESTORS AND SUBSIDIARY
                                 JUNE 30, 1995


-----------------------------------------------------------------------------------------------------------------------------
        COL. A         COL. B        COL. C         COL. D            COL. E        COL. F         COL. G          COL. H
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Principal
                                                                                                                  Amount of
                                                                                                                    Loans
                                                                                                                  Subject To
                                       Final        Periodic                         Face         Carrying        Delinquent
                       Interest      Maturity       Payment             Prior      Amount of      Amount of      Principal or
      Description        Rate          Date          Terms              Liens      Mortgages      Mortgages        Interest
-----------------------------------------------------------------------------------------------------------------------------
RPI Note receivable  LIBOR + 2%       1998      Quarterly                          $5,406,132     $5,406,132      $      -

Construction loan:
  Single-family
   41st Street      Prime + 1.5%      1995      Payable upon sale                     340,364        340,364       340,364
                                                of completed property.

Other (17 loans)    0-10.5%        1995-1998                                                          60,876         4,604
                                                                                                  ------------------------
                                                                                                  $5,807,372      $344,968
                                                                                                  ========================

                              NOTES TO SCHEDULE IV

                                 June 30, 1995


(1) For income tax purposes the cost of notes is the carrying amount as shown on the schedule. Allowance for possible losses of $129,901 is allocated to notes receivable at June 30, 1995. Basis for the allocated amount is explained under "Accounting Policies - Allowance for Possible Losses."

(2)   Reconciliation of "Mortgage Loans on Real Estate" (in thousands):



                                                YEAR ENDED JUNE 30
                                        -----------------------------------
                                         1995          1994          1993
                                        -------      --------      --------
Balance at beginning of year            $12,131      $137,569      $178,672
Additions during year:
 New mortgage loans and advances
  on existing loans and other               480         4,228        16,598
                                        -------      --------      --------
                                         12,611       141,797       195,270
Deductions during year:
 Collections of principal                 1,997        28,829        36,293
 Foreclosures                             4,793        18,253        13,499
 Write-off of principal                      14         8,673         7,909
 Transfer of assets upon emergence
  from Chapter 11                             -        73,911             -
                                        -------      --------      --------
Balance at end of year                  $ 5,807      $ 12,131      $137,569
                                        =======      ========      ========

                               LIBERTE INVESTORS

                               INDEX TO EXHIBITS


Exhibit No.
-----------

  (10.9) Asset Disposition Agreement dated February 28, 1995, between the Registrant and ST Lending, Inc.

  (10.10)         The Registrant's 1995 Equity Incentive Plan.

  (10.11) Stock Option Agreement dated February 15, 1995, between the Registrant and Robert Ted Enloe III.

  (10.12) Stock Option Agreement dated February 15, 1995, between the Registrant and Bradley S. Buttermore.

  (27)            Financial Data Schedules.