Form 10-K/A
period 1995-06-30
LIBERTE INVESTORS/
filed 1995-10-30
CIK 60153

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                         COMMISSION FILE NUMBER 1-6802

                               LIBERTE INVESTORS
             (Exact name of registrant as specified in its charter)

                   MASSACHUSETTS                                 75-1328153
           (State or other jurisdiction of                    (I.R.S. employer
           incorporation or organization)                    identification no.)

600 N. PEARL STREET, SUITE 420, LB #168, DALLAS, TEXAS              75201
       (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (214) 720-8950

Securities registered pursuant to Section 12(b) of the Act:


                                                      NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                               WHICH REGISTERED
   ------------------------------                     ------------------------
   Shares of Beneficial Interest,                               New York

          without par value                                   Stock Exchange


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


    As of September 15, 1995, the aggregate market value of the Shares of Beneficial Interest held by non-affiliates was $21,515,323.


    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                        Yes       X*              No
                                -----                   -----

    * The registrant's plan of reorganization under Chapter 11 of the Bankruptcy Code did not provide for the distribution of securities.

    As of September 15, 1995, there were 12,153,658 Shares of Beneficial Interest outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

                                  INDEX TO
                                 FORM 10-K/A

                                                                                                                     Page
                                                                                                                     ----
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       *

         ITEM 1.       BUSINESS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       *
         ITEM 2.       PROPERTIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       *
         ITEM 3.       LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       *
         ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS  . . . . . . . . . . . . . . . . . .       *

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       *

         ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  . . . . . . . . .       *
         ITEM 6.       SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       *
         ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. .       *
         ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . .       *
         ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . .       *

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

         ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   . . . . . . . . . . . . . . . . . .       3
         ITEM 11.      EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5
         ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   . . . . . . . . . . . .       7
         ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . . . . . . . . . . . . . . . . .       9

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       *
         ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K   . . . . . . . . . . .       *

SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11


*  Filed as part of the original Form 10-K.

NOTE: Liberte Investors is filing this Form 10-K/A to add Part III to the original Form 10-K. Liberte Investors will not file a definitive proxy statement containing this information by the deadline specified in Instruction G(3), as it had previously contemplated.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

TRUSTEES

         The Board of Trustees is divided into three classes, with each class elected to serve a three year term. Mr. Edward W. Rose, III is the Class I Trustee, Mr. Gene H. Bishop is the Class II Trustee, and Mr. Robert Ted Enloe, III, is the Class III Trustee. The terms of Messrs. Rose and Bishop expire at this year's annual meeting. Mr. Rose's term would have expired last year except that Liberte Investors (the "Trust") did not hold an annual meeting in 1994. Mr. Enloe's term as a trustee expires at next year's annual meeting.
The current trustees of the Trust were trustees prior to the Trust's bankruptcy proceedings and were named as trustees in the Fifth Amendment to the Declaration of Trust, which became effective in connection with the Trust's emergence from such proceedings in April 1994. The Board of Trustees has formed two standing committees, an audit committee and a compensation committee (the "Compensation Committee").

     The following table sets forth certain information concerning the trustees.

                                     TRUSTEE   YEAR TERM     POSITIONS WITH THE TRUST/
            NAME               AGE    CLASS     EXPIRES        COMMITTEE MEMBERSHIPS
      -----------------------  ---   -------   ---------   ------------------------------
      Edward W. Rose, III      54       I        1995      Audit and Compensation
                                                           Committees
      Gene H. Bishop           65      II        1995      Audit and Compensation
                                                           Committees
      Robert Ted Enloe, III    56      III       1996      President and Chief Executive
                                                           Officer

      MR. ROSE. Edward W. Rose, III has served as a trustee since April 1992. From February 1974 Mr. Rose has been the President and sole shareholder of Cardinal Investment Company, Inc. From November 1985 Mr. Rose has also been the sole proprietor of Cardinal Portfolio Company, an investment management firm that is the general partner of Willowwood Partners, L.P. ("Willowwood"), which is a principal shareholder of the Trust. In addition, from April 1989 Mr. Rose has been the Co-Managing General Partner of the partnership that owns the Texas Rangers, a major league baseball team. Mr. Rose is the Chairman of Drew Industries, Inc., a manufacturing conglomerate, and Leslie Building Products Inc., a building products manufacturer, and a director of Ace Cash Express, Inc., a check cashing company, and DF&R Restaurants, Inc., a restaurant company.


     MR. BISHOP. Gene H. Bishop has served as a trustee since the Trust's formation in June 1969. From November 1991 until his retirement in October 1994, Mr. Bishop served as the Chairman and Chief Executive Officer of Life Partners Group, Inc., a life insurance holding company. From October 1990 to October 1991, Mr. Bishop was the Vice Chairman and Chief Financial Officer of Lomas Financial Corporation ("Lomas Financial"), a financial services company and the original sponsor of the Trust. From March 1975 to July 1990, Mr. Bishop was Chairman and Chief Executive Officer of MCorp, a bank holding company. Lomas Financial emerged from bankruptcy proceedings in January 1992 and MCorp emerged from bankruptcy proceedings in July 1994. Mr. Bishop is a director of Drew Industries, Inc., First USA, Inc., a credit card company, Life

Partners Group, Inc., Southwest Airlines Co., a passenger airline, and Southwestern Public Service Company, an electric utility.

      MR. ENLOE. Robert Ted Enloe, III has served as a trustee since October 1970. Mr. Enloe has also served as the Trust's President since March 1975 and as its Chief Executive Officer since April 1992. From March 1975 until August 1991 Mr. Enloe was the President and a director of Lomas Financial. The Trust emerged from bankruptcy proceedings in April 1994 and Lomas Financial emerged from bankruptcy proceedings in January 1992. Mr. Enloe is a director of Compaq Computer Corporation, a manufacturer of personal computers and servers, Epikon, Inc., a developer of nuclear magnetic imaging equipment, Leggett & Platt, Inc., a diversified manufacturer of foam, plastic, steel, and wire components for the automotive, home furnishings, and office equipment industries, LNH REIT, Inc., a real estate investment trust that owns commercial real property and mortgage notes on such property, and SIXX Holdings, Incorporated, a restaurant company that operates the Patrizio Italian restaurants in Dallas, Texas.

EXECUTIVE OFFICERS

     The following table sets forth the current executive officers of the Trust. Each executive officer serves at the pleasure of the Board of Trustees.

                  Name                  Age                    Position
                  ----                  ---                    --------
         Robert Ted Enloe, III          56         President, Chief Executive Officer,
                                                   and Trustee
         Bradley S. Buttermore          39         Senior Vice President, Treasurer, and
                                                   Secretary

        The business experience of Mr. Enloe is described above.

        MR. BUTTERMORE. Bradley S. Buttermore has served as Senior Vice President, Treasurer, and Secretary of the Trust since January 1995. Mr. Buttermore served as Senior Vice President of Finance with Lomas Management, Inc., the former manager of the Trust ("Lomas Management"), from December 1988 to June 1994. Concurrent with his service to Lomas Management, Mr. Buttermore served as Senior Vice President and Treasurer of the Trust. Mr. Buttermore served as Senior Vice President--Control with Lomas Financial from March 1983 to December 1988, and prior to March 1983 held various accounting and finance positions with Advance Mortgage Company, LTD, Chrysler Motors Corporation, and CIT Financial Services, Inc. The Trust emerged from bankruptcy proceedings in April 1994 and Lomas Financial emerged from bankruptcy proceedings in January 1992.

SECTION 16(A)

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Trust's trustees, executive officers, and holders of more than 10% of its shares of beneficial interest (collectively, "Insiders") to file with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange initial reports of ownership of shares of beneficial interest in the Trust (the "Shares") and reports of changes in such ownership. The Commission's rules require such Insiders to furnish the Trust with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to the Trust and written representations that no other reports were required with respect to the year ended June 30, 1995, the Trust believes that its Insiders have complied with all applicable Section 16(a) filing requirements for such year on a timely basis, except that FMR Corp. ("FMR") did not file an Initial Statement of Beneficial Ownership of Securities on Form 3 and FMR and Mr. Edward C. Johnson 3d did not file an Annual Statement of Beneficial Ownership of Securities on Form 5 or make a written representation that they were not required to file a Form 5.

ITEM 11.EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

          The following table sets forth certain information with respect to compensation paid or accrued by the Trust during the years ended June 30, 1995, 1994, and 1993 to the Trust's Chief Executive Officer, Mr. Enloe. As no other executive officer of the Trust earned more than $100,000 during those years, the table does not include any other individuals.

                                                                       LONG-TERM
                                                                     COMPENSATION/
                                                      ANNUAL          SECURITIES
                                                   COMPENSATION       UNDERLYING       ALL OTHER
                                                 SALARY    BONUS        OPTIONS       COMPENSATION
    NAME AND PRINCIPAL POSITION         YEAR      ($)       ($)          (#)              ($)
-----------------------------------     ----    -------   -------    ------------      ----------
Robert Ted Enloe, III,                  1995    396,671     ---         ---            499,893(1)
President and Chief Executive           1994    435,400   361,590       ---             26,600(2)
Officer                                 1993    408,333     ---       650,000(3)        26,600(2)

(1) This amount is comprised of: (i) a severance payment of $472,679 paid in connection with the non-renewal of Mr. Enloe's employment agreement,
       (ii) fees for service as a trustee of $16,700, and (iii) term life insurance premiums of $10,514.

(2)    This amount was for service as a trustee.

(3) The Trust granted Mr. Enloe options to purchase 250,000 Shares in January 1993 and options to purchase 400,000 Shares in May 1993. In August 1993 the Board of Trustees accelerated the vesting of these options and in October 1993 Mr. Enloe exercised them. See Item 13, entitled "Certain Relationships and Related Transactions--Promissory Note from Mr. Enloe."

EMPLOYMENT AGREEMENT

         In January 1993, the Trust entered into an employment agreement with Mr. Enloe that paid him a minimum base salary of $420,000, subject to annual increases of 5%, and annual incentive compensation in such amounts as the Board of Trustees determined. The agreement provided for annual one-year extensions following February 28, 1994, unless either the Trust or Mr. Enloe notified the other of a desire not to extend the agreement. If Mr. Enloe's employment terminated because of his death, disability, resignation for good reason, or failure of the Trust to extend the employment agreement, or if the Trust terminated Mr. Enloe without cause, the agreement provided that the Trust would pay Mr. Enloe a lump-sum severance payment equal to the amount of his annual base salary. In addition, the Trust would continue to provide retirement and other benefits to Mr. Enloe for the first year after termination, except in the case of termination for cause.


      During the past fiscal year, the Board of Trustees decided not to extend Mr. Enloe's employment agreement.

The Trust paid Mr. Enloe the $472,679 in severance benefits provided for under the agreement. The Board of Trustees and Mr. Enloe agreed that Mr. Enloe would remain as the President and Chief Executive Officer of the Trust, but that Mr. Enloe would only be required to devote a portion of his time to the business affairs of the Trust. Accordingly, in addition to his duties as President and Chief Executive Officer of the Trust, Mr. Enloe may pursue other business opportunities. Mr. Enloe's current annual salary is $120,000 per year.


ABANDONED STOCK OPTION PLAN

      In contemplation of implementing the new business plan, in February 1995 the Board of Trustees adopted a stock option plan and the Compensation Committee granted Messrs. Enloe and Buttermore options to purchase Shares pursuant to it. The adoption of the stock option plan and the granting of the options, however, were subject to the shareholders approving the stock option plan within one year. As the Special Committee decided not to implement the business plan as discussed above, the rationale for the stock option plan and these options ceased. Accordingly, the Compensation Committee and Messrs. Enloe and Buttermore agreed that the Trust would not seek shareholder approval of the stock option plan and the Trust has abandoned it. Messrs. Enloe and Buttermore have surrendered any claim to the options granted to them under the stock option plan. Any references in other parts of this Form 10-K, including the financial statements, to the stock option plan and the options granted under it should be considered in light of this development.

TRUSTEE COMPENSATION

      The Trust currently pays each trustee a monthly retainer of $900 and $500 for each meeting attended. In addition, the Trust reimburses each trustee for his travel and related expenses when attending meetings or otherwise performing services on behalf of the Trust. The Trust has also adopted a retirement plan for trustees who attain the age of 75 during their term of office or who attain the age of 65 during their term of office and have served as a trustee for at least 15 years. Pursuant to this retirement plan, a retiring trustee serves as a trustee emeritus for the year immediately after his retirement and receives compensation equal to the other trustees for such service. For the four years immediately following service as a trustee emeritus, the Trust will then pay the retired trustee an annual retirement benefit of $18,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee consists of Messrs. Bishop and Rose, neither of which was an employee or officer of the Trust or any of its subsidiaries during the year ended June 30, 1995. Mr. Bishop, however, was formerly an officer of the Trust. As described below, Mr. Rose is the beneficial owner of more than 5% of the Shares. The Compensation Committee reviews and approves the salaries and other compensation that the Trust pays to its executive officers.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

      The following table sets forth the persons and groups who beneficially owned more than 5% of the outstanding Shares as of October 20, 1995. The Trust compiled this information from the Schedules 13D filed with the Trust. Unless otherwise indicated, these persons and groups possess sole voting and investment power with respect to the Shares that they beneficially own.


 NAME AND ADDRESS OF BENEFICIAL      NUMBER OF SHARES          PERCENTAGE OF
              OWNER                 BENEFICIALLY OWNED      OUTSTANDING SHARES
--------------------------------    ------------------      ------------------
Mr. Edward C. Johnson 3d               1,242,300(1)               10.22%
FMR Corp.
82 Devonshire Street
Boston, Massachusetts  02109

Mr. Edward W. Rose, III                1,097,700(2)                9.03%
Willowwood Partners, L.P.
500 Crescent Court, Suite 250
Dallas, Texas  75201

Mr. Robert Ted Enloe, III               759,000(3)                 6.25%
600 N. Pearl St., Suite 420
Dallas, Texas  75201

Mr. Jeffrey S. Halis
Halo Capital Partners, L.P.             617,400(4)                 5.08%
500 Park Avenue, Fifth Floor
New York, New York  10022

(1) FMR is a holding company. FMR owns Fidelity Management & Research Company ("Fidelity Research"), which serves as an investment advisor to various investment companies and other limited groups of investors (collectively, the "Fidelity Funds"). FMR also owns Fidelity Management Trust Company ("Fidelity Management"), a bank acting as managing agent or trustee for various private investment accounts and as an investment advisor to certain funds offered to limited groups of investors (collectively, the "Accounts"). FMR beneficially owns: (i) 800,000 Shares that Fidelity Research beneficially owns as the investment advisor to the Fidelity Funds, and (ii) 442,300 Shares that Fidelity Management beneficially owns as managing agent for the Accounts. Mr. Edward C. Johnson 3d is the Chairman of FMR and owner of 24.9% of FMR's voting stock. Mr. Johnson may therefore beneficially own the Shares that FMR beneficially owns, although he disclaims such ownership. FMR, Fidelity Research, and Fidelity Management also disclaim ownership of the Shares owned by other corporations. FMR has reported sole voting power with respect to the 442,300 Shares beneficially owned through Fidelity Management and sole dispositive power with respect to all 1,242,300 Shares.


(2) Willowwood owns 1,097,700 Shares. As Mr. Rose is the owner of Cardinal Portfolio Company, the general partner of Willowwood, he is also considered the beneficial owner of the Shares that Willowwood owns. The limited partners of Willowwood include the Rebecca/Elizabeth Trust, a trust established for certain members of Mr. Enloe's family. Mr. Enloe is the trustee of this trust, but disclaims any beneficial ownership with respect to the Shares that Willowwood owns. Willowwood and Mr. Rose share voting and investment power over these Shares. In addition, several individuals joined in the filing of the Schedule 13D filed by Willowwood and Mr. Rose, although these individuals disclaimed beneficial ownership of the 1,097,700 Shares. These individuals and the number of Shares that they own are: (i) Mr. Marshall B. Payne, an officer of an affiliate of Cardinal Portfolio Company--36,400 Shares, (ii) Mrs. Evelyn
       P. Rose, the wife of Mr. Rose, as the trustee of the trusts described below--20,000 Shares, (iii) Lela Helen Rose Trust--10,000 Shares, and
       (iv) William Edward Rose Trust--10,000 Shares. Mrs. Rose and the trusts share voting and investment power over the Shares that the trusts own.


(3) Mr. Enloe owns 757,000 Shares and claims beneficial ownership of an additional 2,000 Shares owned by his wife. Mr. Enloe possesses sole voting and investment power over all 759,000 Shares except that Mr.
       Enloe
       shares investment power over the 2,000 Shares owned by his wife and lacks voting power with respect to them. These Shares include: (i) 69,000 of the 100,000 Shares that the Trust granted to Mr. Enloe in June 1992, Mr. Enloe subsequently transferred 31,000 of the 100,000 Shares back to the Trust for federal income tax withholding purposes, and (ii) 650,000 Shares purchased pursuant to the exercise of options in October 1993, the Trust had granted Mr. Enloe options to purchase 250,000 Shares in January 1993 and options to purchase 400,000 Shares in May 1993. Mr. Enloe has pledged these 650,000 Shares as security for the promissory note that he delivered to the Trust in partial payment for the aggregate exercise price for these options. In addition, Mr. Enloe holds 38,000 Shares in a Keogh Plan. See Item 13, entitled "Certain Relationships and Related Transactions--Promissory Note from Mr. Enloe."

(4)    Mr. Jeffrey S. Halis is a general partner of Halo Capital Partners,
       L.P. ("Halo Capital") and therefore beneficially owns any Shares that it owns. Halo Capital, in turn, is the sole general partner of Tyndall Partners, L.P. and Madison Avenue Partners, L.P., and therefore beneficially owns the 548,500 Shares and 68,900 Shares that they respectively own. Pursuant to an agreement, Mr. Halis possesses sole voting and investment power over these Shares.

TRUSTEES AND EXECUTIVE OFFICERS

      The following table sets forth the number of Shares beneficially owned as of October 20, 1995 by each trustee and executive officer of the Trust, and all trustees and executive officers of the Trust as a group. The Trust obtained this information from its trustees and executive officers. Unless otherwise indicated, these individuals possess sole voting and investment power with respect to the Shares that they beneficially own.

                                                                     Percentage of
                                               Number of Shares       Outstanding
                 Name                         Beneficially Owned        Shares
------------------------------------------  ----------------------   -------------
Gene H. Bishop                                    150,000                1.23%

Bradley S. Buttermore                               2,800                   *

Robert Ted Enloe, III                             759,000(1)             6.25%

Edward W. Rose, III                             1,097,700(1)             9.03%

All trustees and executive officers as a        2,009,500               16.53%
group (4 individuals)

*      Less than 1%.

(1) The ownership of Shares by Messrs. Enloe and Rose is described above under the section entitled "Principal Shareholders."

RESTRICTIONS ON THE TRANSFER OF SHARES

     The Declaration of Trust contains certain restrictions upon the transfer of Shares to preserve the Trust's net operating loss carryforwards and other tax attributes. Generally, without the consent of the Board of Trustees, a person may not acquire Shares if such acquisition would: (i) cause such person, or any other person, to own 5% or more of the outstanding Shares, or
(ii) increase the Share ownership of any person that already owns 5% or more of the outstanding Shares. For this purpose, percentage ownership of Shares is determined based on certain tax rules in the Internal Revenue Code. Of the principal shareholders described above, the Shares reported as owned by Mr. Rose and Mr. Enloe were acquired prior to the time that the Declaration of Trust was amended to place these restrictions upon the transfer of Shares. The Shares reported on Schedule 13D as owned by Mr. Halis and his affiliates are treated as owned by separate "persons" for purposes of the Internal Revenue Code, none of which are considered to own 5% or more of the outstanding Shares. With respect to the Shares reported on Schedule 13D as owned by Mr. Johnson, FMR and their affiliates, the Board of Trustees has consulted legal counsel to determine whether such Shares were acquired before or after the effective date of the Declaration of Trust restrictions, and the status of these parties as one or more "persons" for purposes of the Internal Revenue Code. Under the Declaration of Trust, if the Board of Trustees finds that any person is in violation of the 5% restrictions described above, and the Board of Trustees does not consent to the ownership by such person of Shares in excess of such restrictions, such person will be deemed not to own any Shares which were purchased in violation of the restrictions.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH LOMAS FINANCIAL

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

PROMISSORY NOTE FROM MR. ENLOE


        In October 1993, Mr. Enloe exercised options to purchase 650,000 Shares at the Trust's request, even though the options would not expire for a number of years after the Trust accelerated the vesting of such options to permit such exercise. When exercising these options, Mr. Enloe delivered cash of $121,875 and a promissory note to the Trust in payment of the aggregate exercise price. This promissory note had an original principal balance of $365,625 and is due in April 1999. Under the terms of the note, interest accrues at 5% per annum and is added to the principal balance semi-annually. The promissory note is secured by the 650,000 Shares that Mr. Enloe received when he exercised the options. The current value of the Shares securing payment of the promissory note is approximately three times the amount of the unpaid balance of the promissory note. Mr. Enloe's personal liability on the note, however, is limited to $53,304. During the year ended June 30, 1995, the largest amount of principal and accrued but unpaid interest owed under the note was $396,993. As of September 30, 1995, the principal and accrued but unpaid interest owed was $401,914. See Item 11, entitled "Executive Compensation--Summary Compensation Table," and Item 12, entitled "Security Ownership of Certain Beneficial Owners and Management--Principal Shareholders."



       There is a question under the Declaration of Trust (specifically Sections 3.18, 3.21, and 7.6) concerning whether the Trust had the authority to accept this promissory note from Mr. Enloe. This issue was not brought to the attention of the Board of Trustees at the time Mr. Enloe delivered the promissory note.



         During the year ended June 30, 1995, Mr. Enloe also owed the Trust $26,210 resulting from a combination of transactions in 1993 which were made on the basis of estimates. Upon the conclusion of the transactions, it was determined that an overpayment to Mr. Enloe by the Trust, and an overpayment to the Trust by Mr. Enloe had been made and resulted in this non-interest-bearing receivable from Mr. Enloe. Mr. Enloe repaid this indebtedness on October 30, 1995.


                         [SIGNATURES ON THE NEXT PAGE]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:October 30, 1995                   LIBERTE INVESTORS

                                        REGISTRANT


                                        By: /s/  Bradley S. Buttermore
                                            ------------------------------------
                                                 Bradley S. Buttermore
                                                 Senior Vice President,
                                                 Treasurer, and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Ted Enloe                            Trustee and Principal Executive                October 30, 1995
-----------------------------------      Officer
TED ENLOE

/s/ Bradley S. Buttermore                Principal Financial and                        October 30, 1995
-----------------------------------      Accounting Officer
BRADLEY S. BUTTERMORE

/s/ Gene H. Bishop                       Trustee                                        October 30, 1995
-----------------------------------
GENE H. BISHOP

/s/ Edward W. Rose, III                  Trustee                                        October 30, 1995
-----------------------------------
EDWARD W. ROSE, III