Form 10-Q
period 1995-09-30
LIBERTE INVESTORS/
filed 1995-11-14
CIK 60153

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---     EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                     OR

  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 1-6802
                               LIBERTE INVESTORS
           (Exact name of Registrant as specified in its Charter)

   CREATED UNDER DECLARATION OF TRUST                      75-1328153
        PURSUANT TO THE LAWS OF                         (I.R.S. Employer
   THE COMMONWEALTH OF MASSACHUSETTS                   Identification No.)
      (State or other jurisdiction
    of incorporation or organization)

   600 N. PEARL ST., SUITE 420, LB 168                        75201
              DALLAS, TEXAS                                 (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code (214) 720-8950

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's class of securities as of November 10, 1995: Shares of Beneficial Interest, no par value - 12,153,658 shares.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                               LIBERTE INVESTORS


                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated Balance Sheet - September 30, 1995 and June 30, 1995  . .  3

     Consolidated Statement of Operations - Three Months Ended
       September 30, 1995 and 1994   . . .  . . . . . . . . . . . . . . . .  4

     Consolidated Statement of Cash Flows - Three Months Ended
       September 30, 1995 and 1994   . . . . . .  . . . . . . . . . . . . .  5

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

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
LIBERTE INVESTORS AND SUBSIDIARY

                                                                        September 30,               June 30,
                                                                            1995                      1995
                                                                         (Unaudited)               (See Note)
                                                                         -----------               ----------
Assets
Notes Receivable:
    RPI                                                                 $  5,287,359             $  5,406,132
    Mortgage loans                                                           221,124                  401,240
Foreclosed real estate:
    Nonearning - NOTE B                                                    4,991,918               15,385,214
                                                                        ------------             ------------
                                                                          10,500,401               21,192,586

Less:  Allowance for possible losses                                         106,405               10,498,922
                                                                        ------------             ------------
                                                                          10,393,996               10,693,664


Unrestricted cash and cash equivalents                                    20,857,266               20,576,517
Restricted cash and cash equivalents                                          58,870                   59,245
Accrued interest and other receivables                                       127,523                  103,888
Other assets                                                                 604,826                  602,664
                                                                        ------------             ------------
                                                                        $ 32,042,481             $ 32,035,978
                                                                        ============             ============

-------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Liabilities
Accrued and other liabilities                                           $    457,253             $    416,164

Shareholders' Equity
Shares of Beneficial Interest, no par value,
    unlimited authorization:
    12,423,208 issued and 12,153,658 outstanding,
    net of 269,550 shares held in Treasury, at
    September 30, 1995 and June 30, 1995                                  31,585,228               31,619,814
                                                                        ------------             ------------
                                                                        $ 32,042,481             $ 32,035,978
                                                                        ============             ============



NOTE: The balance sheet at June 30, 1995, has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY


                                                                                   Three Months Ended
                                                                                      September 30,
                                                                          -------------------------------------
                                                                              1995                     1994
                                                                          -----------              ------------
Income
Notes receivable interest                                                 $   120,420              $    244,328
Investment interest                                                           304,482                   115,180
Gain on disposition of real estate                                              6,840                        --
Consulting and other                                                           68,130                   101,210
                                                                          -----------              ------------
                                                                              499,872                   460,718
                                                                          -----------              ------------

Expenses
Provision for possible losses                                                      --                   510,000
Salaries and related costs                                                    100,100                   182,791
General and administrative                                                     95,144                    91,876
Legal, audit and advisory                                                     255,958                    21,754
Foreclosed real estate                                                         61,234                    98,010
Management fees                                                                    --                    70,621
Trustees' fees and expenses                                                    17,100                    13,800
                                                                          -----------              ------------
                                                                              529,536                   988,852
                                                                          -----------              ------------

Net loss                                                                  $   (29,664)             $   (528,134)
                                                                          ============             ============


Net loss per Share of Beneficial Interest                                 $      (.00)             $       (.04)


Weighted average number of
    Shares of Beneficial Interest                                          12,153,658                12,423,208


Cash dividends declared per share                                                  --                       --



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY


                                                                                   Three Months Ended
                                                                                      September 30,
                                                                           ----------------------------------
                                                                                1995                1994
                                                                           --------------       -------------
Operating activities:
    Net loss                                                               $      (29,664)      $    (528,134)
    Noncash expenses and revenues included in net loss:
         Provision for possible losses                                                 --             510,000
    Net change in other receivables, assets and liabilities                         1,287             708,379
    Gains from disposition of foreclosed real estate                               (6,840)                 --
                                                                           --------------       -------------
         Net cash provided (used) by operating activities                         (35,217)            690,245
                                                                           --------------       -------------


Investing activities:
    Collections on mortgage loans                                                 128,415              24,285
    Collections on RPI note receivable                                            118,773             237,547
    Advances on mortgage loans                                                         --             (38,536)
    Expenditures on foreclosed real estate                                             --             (60,502)
    Proceeds from the disposition of foreclosed real estate                        68,403             307,492
    Net sales (purchases) of restricted cash investments                              375            (141,193)
                                                                           --------------       -------------
         Net cash provided by investing activities                                315,966             329,093
                                                                           --------------       -------------


Net increase in unrestricted cash and cash equivalents                            280,749           1,019,338
Unrestricted cash and cash equivalents at beginning of period                  20,576,517           9,157,640
                                                                           --------------       -------------

Unrestricted cash and cash equivalents at end of period                    $   20,857,266       $  10,176,978
                                                                           ==============       =============

Schedule of noncash investing and financing activities:
    Charge-offs to allowance for possible losses, net - NOTE B             $   10,392,517       $   1,460,743


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
SEPTEMBER 30, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K of Liberte Investors for the fiscal year ended June 30, 1995, as amended, and "Item 5. Other Information" included herein.

The accompanying financial statements include the accounts of Liberte Investors and Liberte Corp., a wholly-owned subsidiary which is currently inactive. All intercompany balances and transactions have been eliminated. As used herein, the "Trust" refers to Liberte Investors and its subsidiary.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of Authoritative Statements: Effective July 1, 1995, the Trust adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires that the impaired value of a loan be based on either (i) the present value of expected future cash flows discounted at the loan's effective interest rate, or (ii) the fair value of the collateral if the repayment of the loan is expected to be provided solely by the collateral. The adoption of the new statement did not have a material effect on the Trust's financial condition, results of operations, or cash flows.

At September 30, 1995, the Trust had one impaired loan with a carrying value of $212,579 and thirteen impaired loans, from prior foreclosure related deficiency judgments, with no carrying value. There is no allowance allocated to these assets. Income from impaired loans is recorded on a cash basis, and during the quarter ended September 30, 1995, totaled $68,130. During the quarter ended September 30, 1995, the average month-end recorded investment in impaired loans was $212,579.

Effective July 1, 1995, the Trust adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that assets held for disposal be carried at the lower of their carrying amount or fair value less cost to sell. The adoption of the new statement did not have a material effect on the Trust's financial condition, results of operations, or cash flows, as foreclosed real estate was previously carried at fair value less estimated cost to sell. The balance sheet effect of adopting SFAS No. 121 was the netting of allocated reserves against the related foreclosed real estate. Restatement of previously issued financial statements is not permitted.

At September 30, 1995, the Trust held assets to be disposed of consisting of foreclosed real estate, in the form of land and developed single family lots. The September 30, 1995, carrying amount of these assets was $4,991,918.

The single family lots are being sold on a quarterly basis and are expected to be completely liquidated by the end of fiscal 1997. The carrying amount of these lots was $2,136,544 at September 30, 1995.

The balance of the Trust's foreclosed real estate consists of 14 parcels of land totaling approximately 608 acres in San Antonio, Texas. Certain parcels are under contract for sale and the balance are being marketed for sale at prices comparable to similar assets in the San Antonio area. The Trust expects to liquidate these parcels on a quarterly basis over the next two fiscal years.

Reclassifications: Certain amounts in previously issued financial statements have been reclassified to conform to the September 30, 1995, presentation.

NOTE C - COMMITMENTS AND CONTINGENCIES

At September 30, 1995, the Trust had commitments for indemnification of development bond issuers and other guarantees totaling $211,445.

Cash and cash equivalents at September 30, 1995, included restricted cash of $58,870 for claims due to bankruptcy. At June 30, 1995, restricted cash included $59,245 for claims due to bankruptcy.

The Trust is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Trust's financial condition, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operations resulted in a loss of $29,664 for the quarter ended September 30, 1995, compared to a loss of $528,134 for the same period in fiscal 1995. The substantial reduction in operating losses is due to various factors discussed below, the largest factor being no provision for possible losses was taken in the quarter ended September 30, 1995.

Notes receivable interest income decreased to $120,000 in the first quarter of fiscal 1996 from $244,000 in the first quarter of fiscal 1995. The decrease was the result of a lower average outstanding balance of earning notes, partially offset by a nominal increase in yield. Average earning notes decreased to $5.4 million with a yield of 8.52% in the first quarter of fiscal 1996 from $11.7 million with a yield of 8.23% in the first quarter of fiscal 1995. This reduction is primarily a result of the foreclosure of a $4.8 million note receivable (the underlying collateral has since been disposed of for cash), and repayments of indebtedness by borrowers.

Average nonearning notes for the first quarter of fiscal 1996 totaled $286,000 compared to $268,000 for the comparable period in fiscal 1995. Assuming the yield on these notes would have been the same as the yield on earning notes had they been on earning status, interest income would have been $6,000 higher in the first quarter of fiscal 1996 and $5,500 higher in the first quarter of fiscal 1995.

Investment interest income increased to $304,000 in the first quarter of fiscal 1996 from $115,000 in the first quarter of fiscal 1995. This is primarily due to an increase in unrestricted cash and cash equivalents to $20.9 million on September 30, 1995, from $10.2 million on September 30, 1994.

Gain on disposition of real estate represents proceeds received from the sale of foreclosed real estate in excess of its carrying value.

Consulting fees and other income decreased in the quarter ended September 30, 1995, primarily due to the early buyout of the consulting agreement between the Trust and Resurgence Properties Inc. in December 1994. This decrease was partially offset by cash collections on impaired loans which had no carrying value.

There was no new loan production during the quarter ended September 30, 1995. The Trust committed to fund one new investment origination totaling $686,000 during the quarter ended September 30, 1994.

No provision for possible losses was made in the first quarter of fiscal 1996 compared to a provision of $510,000 in the first quarter of fiscal 1995. The allowance for possible losses was $106,000 at September 30, 1995, compared to $10.5 million at June 30, 1995, and $10.8 million at September 30, 1994. The substantial reduction in the allowance is a result of applying such allowance to the carrying value of foreclosed real estate upon the adoption of SFAS No.
121. The Trust believes the allowance for possible losses is adequate at September 30, 1995. See NOTE B - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The following is a summary of transactions affecting the Trust's allowance for possible losses for the three months ended September 30, 1995, compared to the three months ended September 30, 1994.


                                                                  Quarter Ended September 30, 1995
                                                        ----------------------------------------------------
                                                            Mortgage          Foreclosed
                                                             Loans           Real Estate            Total
                                                        --------------     --------------      -------------
Balance at July 1, 1995                                 $      129,901     $   10,369,021      $  10,498,922
Reclassifications - SFAS No. 121                                    --        (10,331,733)       (10,331,733)
Amounts charged off, net of recoveries                         (23,496)           (37,288)           (60,784)
                                                        --------------     --------------      -------------
Balance at September 30, 1995                           $      106,405     $           --      $     106,405
                                                        ==============     ==============      =============


                                                                   Quarter Ended September 30, 1994
                                                        ----------------------------------------------------
                                                            Mortgage          Foreclosed
                                                             Loans           Real Estate            Total
                                                        --------------     --------------      -------------
Balance at July 1, 1994                                 $    1,562,921     $   10,146,474      $  11,709,395
Provision for possible losses                                       --            510,000            510,000
Amounts charged off, net of recoveries                          45,573         (1,506,316)        (1,460,743)
                                                        --------------     --------------      -------------
Balance at September 30, 1994                           $    1,608,494     $    9,150,158      $  10,758,652
                                                        ==============     ==============      =============

Salaries and related costs were substantially reduced for the quarter ended September 30, 1995, as compared to the same period in the prior year. Reductions during fiscal 1996 were primarily a result of a reduced compensation package for the Chief Executive Officer as compared to fiscal 1995.

Legal, audit and advisory expenses increased mainly due to expenses incurred in connection with activities related to potential acquisition candidates. During September 1995, however, the Trust's discussions with these candidates terminated without reaching an agreement.

Management fees were eliminated in the first quarter of fiscal 1996 due to the termination of the Management Agreement with Lomas Management in February 1995. The Trust is currently self managed.

LIQUIDITY AND CAPITAL RESOURCES

The Trust is currently debt free. Its principal funding requirements are operating expenses, including legal, audit, and advisory expenses expected to be incurred in connection with evaluating potential acquisition candidates. The Trust's primary sources of funding operating expenses are collections on notes receivable, proceeds from the sale of foreclosed real estate, and investment interest.

MATERIAL CHANGES IN FINANCIAL CONDITION

The adoption of certain authoritative accounting statements resulted in a netting of substantially all of the Trust's allowance for possible losses on its foreclosed real estate against the previously reported gross carrying value. See NOTE B - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          PART II.  OTHER INFORMATION


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

                              LIBERTE INVESTORS


Date:    November 10, 1995    By:    /s/ TED ENLOE
                                     ------------------------------------------
                                     Ted Enloe
                                     President and Chief Executive Officer

Date:    November 10, 1995    By:    /s/ BRADLEY S. BUTTERMORE
                                     -----------------------------------------
                                     Bradley S. Buttermore
                                     Principal Accounting and Financial Officer

                               LIBERTE INVESTORS

                               INDEX TO EXHIBITS




Exhibit No.

    (27) Financial Data Schedules (submitted to the SEC for its information)