Form 10-Q
period 1995-12-31
LIBERTE INVESTORS/
filed 1996-02-14
CIK 60153

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

              FOR TRANSITION PERIOD FROM            TO
                                         ----------    ----------

                         COMMISSION FILE NUMBER 1-6802
                               LIBERTE INVESTORS
             (Exact name of Registrant as specified in its Charter)


      CREATED UNDER DECLARATION OF TRUST                  75-1328153
           PURSUANT TO THE LAWS OF                      (I.R.S. Employer
      THE COMMONWEALTH OF MASSACHUSETTS                 Identification No.)
         (State or other jurisdiction
      of incorporation or organization)

           600 N. PEARL ST., SUITE 420                         75201
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
                                                    YES   X      NO
                                                        ------      ------

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                    YES   X *    NO
                                                        ------      ------

* The registrant's confirmed plan of reorganization under Chapter 11 of the Bankruptcy code did not provide for the distribution of securities.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's class of securities as of February 9, 1996:
Shares of Beneficial Interest, no par value - 12,153,658 shares.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1995
                               LIBERTE INVESTORS


                                     INDEX

                                                                                                                     Page
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

       Consolidated Balance Sheet - December 31, 1995 and June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . 3

       Consolidated Statement of Operations - Quarter and Six Months Ended
          December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

       Consolidated Statement of Cash Flows - Six Months Ended
          December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

       Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

PART II - OTHER INFORMATION

   ITEM 2.    CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
LIBERTE INVESTORS AND SUBSIDIARY

                                                                       December 31,              June 30,
                                                                           1995                    1995
                                                                       (Unaudited)              (See Note)
                                                                     ---------------          --------------
Assets
Notes Receivable:
    RPI                                                               $    5,168,585           $   5,406,132
    Mortgage loans                                                         1,297,512                 401,240
Foreclosed real estate:
    Nonearning - NOTE B                                                    3,775,084              15,385,214
                                                                      --------------           -------------
                                                                          10,241,181              21,192,586

Less:  Allowance for possible losses                                          92,005              10,498,922
                                                                      --------------           -------------
                                                                          10,149,176              10,693,664


Unrestricted cash and cash equivalents                                    21,691,397              20,576,517
Restricted cash and cash equivalents                                          58,928                  59,245
Accrued interest and other receivables                                       154,099                 103,888
Other assets                                                                 545,761                 602,664
                                                                      --------------           -------------
                                                                      $   32,599,361           $  32,035,978
                                                                      ==============           =============

------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Liabilities
Accrued and other liabilities                                         $      442,753           $     416,164

Shareholders' Equity
Shares of Beneficial Interest, no par value,
    unlimited authorization:
    12,423,208 issued and 12,153,658 outstanding,
    net of 269,550 shares held in Treasury, at
    December 31, 1995 and June 30, 1995                                   32,156,608              31,619,814
                                                                      --------------           -------------
                                                                      $   32,599,361           $  32,035,978
                                                                      ==============           =============




NOTE: The balance sheet at June 30, 1995, has been derived from the audited financial statements at that date.


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY


                                                      Quarter Ended                   Six Months Ended
                                                       December 31,                      December 31,
                                             ------------------------------     -------------------------------
                                                 1995              1994             1995             1994
                                             ------------     -------------     ------------     --------------
Income
Notes receivable interest                    $    130,420     $     156,119     $    250,840     $      400,447
Investment interest                               307,001           168,163          611,483            283,343
Gain on disposition of real estate                439,161                --          446,001                 --
Consulting and other                              212,205           500,000          280,335            601,210
                                             ------------     -------------     ------------     --------------
                                                1,088,787           824,282        1,588,659          1,285,000
                                             ------------     -------------     ------------     --------------

Expenses
Provision for possible losses                          --         1,682,000               --          2,192,000
Salaries and related costs                        146,003           190,653          246,102            373,444
General and administrative                        100,651            85,691          195,796            177,567
Legal, audit and advisory                         198,820            20,000          454,778             41,754
Foreclosed real estate                             28,830            88,354           90,064            186,364
Management fees                                        --            58,340               --            128,961
Trustees' fees and expenses                        38,100             8,100           55,200             21,900
                                             ------------     -------------     ------------     --------------
                                                  512,404         2,133,138        1,041,940          3,121,990
                                             ------------     -------------     ------------     --------------

Net income (loss)                            $    576,383     $  (1,308,856)    $    546,719     $   (1,836,990)
                                             ============     =============     ============     ==============


Net income (loss) per Share
    of Beneficial Interest                           $.05             $(.11)            $.04              $(.15)


Weighted average number of
    Shares of Beneficial Interest              12,153,658        12,423,208       12,153,658         12,423,208


Cash dividends declared per share                      --                --               --                 --


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY



                                                                                    Six Months Ended
                                                                                       December 31,
                                                                           ----------------------------------
                                                                                 1995               1994
                                                                           --------------       -------------

Operating activities:
    Net income (loss)                                                      $      546,719       $  (1,836,990)
    Noncash expenses and revenues included in net loss:
         Provision for possible losses                                                 --           2,192,000
    Net change in other receivables, assets and liabilities                          (127)           (109,422)
    Income from impaired loans                                                   (273,110)                 --
    Gains from disposition of foreclosed real estate                             (446,001)                 --
                                                                           --------------       -------------
         Net cash provided by operating activities                               (172,519)            245,588
                                                                           --------------       -------------


Investing activities:
    Collections on mortgage loans                                                 401,937             550,995
    Collections on RPI note receivable                                            237,547             356,321
    Advances on mortgage loans                                                         --            (141,969)
    Expenditures on foreclosed real estate                                             --            (109,309)
    Proceeds from the disposition of foreclosed real estate                       647,598           9,909,804
    Net sales of restricted cash investments                                          317              56,555
                                                                           --------------       -------------
         Net cash provided by investing activities                              1,287,399          10,622,397
                                                                           --------------       -------------


Net increase in unrestricted cash and cash equivalents                          1,114,880          10,867,985
Unrestricted cash and cash equivalents at beginning of period                  20,576,517           9,157,640
                                                                           --------------       -------------

Unrestricted cash and cash equivalents at end of period                    $   21,691,397       $  20,025,625
                                                                           ==============       =============

Schedule of noncash investing activities:
    Transfer of mortgage loans to foreclosed real estate                   $           --       $   4,792,781
    Charge-offs to allowance for possible losses, net - NOTE B             $   10,406,917       $   2,031,261
    Sales of foreclosed real estate financed by mortgage loans             $    1,076,800       $     138,400





See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
DECEMBER 31, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended and six months ended December 31, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K of Liberte Investors for the fiscal year ended June 30, 1995, as amended.

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

At December 31, 1995, the Trust had one impaired loan with a carrying value of $212,579 and nine impaired loans, from prior foreclosure related deficiency judgments, with no carrying value. There is no allowance allocated to these assets. Income from impaired loans is recorded on a cash basis, and during the quarter ended December 31, 1995, totaled $204,980. During the quarter ended December 31, 1995, the average month-end recorded investment in impaired loans was $212,579.

Effective July 1, 1995, the Trust adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that assets held for disposal be carried at the lower of their carrying amount or fair value less cost to sell. The adoption of the new statement did not have a material effect on the Trust's financial condition, results of operations, or cash flows, as foreclosed real estate was previously carried at fair value less estimated cost to sell. The balance sheet effect of adopting SFAS No. 121 was the netting of allocated reserves against the related foreclosed real estate. Restatement of previously issued financial statements to comply with SFAS No. 121 is neither permitted nor required.

At December 31, 1995, the Trust held assets to be disposed of consisting of foreclosed real estate in the form of land and developed single-family lots. The December 31, 1995, carrying amount of these assets was $3,775,084.

The single family lots are being sold on a quarterly basis and are expected to be completely liquidated by the end of fiscal 1997. The carrying amount of these lots was $919,709 at December 31, 1995.

The balance of the Trust's foreclosed real estate consists of 14 parcels of land totaling approximately 608 acres in San Antonio, Texas. Certain parcels are under contract for sale and the balance are being marketed for sale at prices comparable to similar assets in the San Antonio area. The Trust expects to liquidate these parcels on a quarterly basis over the next two fiscal years.

Reclassifications: Certain amounts in previously issued financial statements have been reclassified to conform to the December 31, 1995, presentation.

NOTE C - COMMITMENTS AND CONTINGENCIES

At December 31, 1995, the Trust had commitments for indemnification of development bond issuers and other guarantees totaling $109,045.

Cash and cash equivalents at December 31, 1995, included restricted cash of $58,928 for unpaid claims related to the Trust's previous bankruptcy. At June 30, 1995, restricted cash included $59,245 for such claims.

The Trust is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Trust's financial condition, results of operations, or cash flows.

NOTE D - SHARE TRANSFER RESTRICTIONS

In order to avoid limitations on the use of the Trust's tax attributes, the Declaration of Trust as amended, generally prohibits the transfer of Shares to any Person who is, or would become, a holder of 5% or more of the Shares, and prohibits any transfer of Shares if, as a result of the transfer, any Person would become a holder of 5% or more of the Shares or increase a 5% or more ownership position, in each case after giving effect to the transfer, directly or by attribution. "Person" for this purpose is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture or similar organization.

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

NOTE E - SUBSEQUENT EVENT

On January 16, 1996, the Trust entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Hunter's Glen/Ford, Ltd., a Texas limited partnership ("Hunter's Glen"), pursuant to which the Trust agreed to sell 7,137,863 newly issued shares to Hunter's Glen for $20,342,910 ($2.85 per share). Under certain circumstances, Hunter's Glen will purchase an additional 964,576 newly issued shares at $2.85 per share for an additional $2,749,041. After the sale, Hunter's Glen would own 37% or 40% of the outstanding shares. The partners of Hunter's Glen are Gerald J. Ford and certain family interests. Hunter's Glen has made a down-payment of $2,000,000, to be held in escrow pending the closing.

The Trust has received a written opinion from Bear Stearns & Co. Inc. that the proposed sale is fair, from a financial point of view, to the Trust's public shareholders.

Prior to the sale of the shares pursuant to the Stock Purchase Agreement, the Trust will reorganize into a Delaware corporation that will succeed to all of the Trust's assets and liabilities. The offering of shares of the common stock of this Delaware corporation in connection with the reorganization of the Trust will be made only by means of a prospectus transmitted to the Trust's shareholders. Upon such reorganization, shareholders of the Trust will automatically become shareholders of the Delaware corporation on a share for share basis.

Consummation of the transactions contemplated by the Stock Purchase Agreement is subject to a number of conditions, including the reorganization of the Trust into the Delaware corporation. Accordingly, Hunter's Glen would actually purchase shares of common stock from the Delaware corporation, rather than shares of beneficial interest from the Trust. In addition, the reorganization of the Trust and the sale of the shares are subject to the approval of the Trust's shareholders.

At the closing, Mr. Ford will become the Chief Executive Officer of the Delaware corporation. The corporation's board of directors will consist of five directors, the Trust's three trustees, Mr. Ford, and another designee of Hunter's Glen.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operations resulted in net income of $576,000 for the quarter ended December 31, 1995, compared to a net loss of $1,309,000 for the same period in fiscal 1995. Operations for the six months ended December 31, 1995, resulted in net income of $547,000 compared to a net loss of $1,837,000 for the same period in fiscal 1995. The substantial change in operating results for both the quarter and six months were due to various factors discussed below, the largest factor being no provision for possible losses was taken in the quarter or six months ended December 31, 1995, as compared to $1,682,000 and $2,192,000 for the quarter and six months ended December 31, 1994, respectively.

Notes receivable interest income decreased to $130,000 in the second quarter of fiscal 1996 from $156,000 in the second quarter of fiscal 1995. The decrease was the result of a lower average outstanding balance of earning notes, partially offset by an increase in yield. Average earning notes decreased to $5.9 million with a yield of 8.45% in the second quarter of fiscal 1996 from $7.4 million with a yield of 7.84% in the second quarter of fiscal 1995.

Notes receivable interest income decreased to $251,000 for the first six months of fiscal 1996 from $400,000 for the first six months of fiscal 1995. The decrease was the result of a lower average outstanding balance of earning notes, partially offset by an increase in yield. Average earning notes decreased to $5.6 million with a yield of 8.48% for the first six months of fiscal 1996 from $9.6 million with a yield of 8.08% for the first six months of fiscal 1995. The reduction in average earning notes is primarily a result of the foreclosure of a $4.8 million note receivable (the underlying collateral has since been disposed of for cash), and repayments of indebtedness by borrowers, partially offset by the addition of an earning note from the sale of real estate.

Average nonearning notes for the second quarter of fiscal 1996 totaled $213,000 compared to $103,000 for the same period in fiscal 1995. Assuming the yield on these notes would have been the same as the yield on earning notes had they been on earning status, interest income would have been $4,500 higher in the second quarter of fiscal 1996 and $2,000 higher in the second quarter of fiscal 1995.

Average nonearning notes for the first six months of fiscal 1996 totaled $249,000 compared to $185,000 for the same period in fiscal 1995. Assuming the yield on these notes would have been the same as the yield on earning notes had they been on earning status, interest income would have been $10,500 higher in the first six months of fiscal 1996 and $7,500 higher in the first six months of fiscal 1995.

Investment interest income increased to $307,000 in the second quarter of fiscal 1996 from $168,000 in the second quarter of fiscal 1995. This is primarily due to an increase in the daily average balance of unrestricted cash and cash equivalents to $21.3 million for the second quarter of fiscal 1996, from $13.1 million for the second quarter of fiscal 1995. The increase in unrestricted cash and cash equivalents is primarily a result of the sale of foreclosed real estate and collections on notes receivable.

Investment interest income increased to $611,000 for the first six months of fiscal 1996 from $283,000 for the first six months of fiscal 1995. This is primarily due to an increase in the daily average balance of unrestricted cash and cash equivalents to $21.0 million for the first six months of fiscal 1996, from $11.8 million for the first six months of fiscal 1995. The increase in unrestricted cash and cash equivalents is primarily a result of the sale of foreclosed real estate and collections on notes receivable.

The gain on dispositions of real estate represents proceeds received from the sale of foreclosed real estate in excess of its carrying value. The gain in the second quarter of fiscal 1996 is primarily due to the sale of single family lots located in Murrieta, California. The Trust initially reduced the carrying value of this California asset during the third quarter of fiscal 1995 after failing to close on a sales contract, the sale price of which was negatively affected by the increasing impact of fees levied by the municipality and agencies of the State of California. The Trust received an offer to purchase these single family lots during the second quarter of fiscal 1996 and was able to negotiate a sales price in excess of its carrying value. The Trust accepted a cash down payment and a note receivable (carrying a market rate of interest) from the buyer of the lots.

Consulting and other income decreased in both the quarter ended and six months ended December 31, 1995, as compared to the quarter ended and six months ended December 31, 1994. For the quarter ended and six months ended December 31, 1995, consulting and other income consists primarily of cash collections on impaired loans, which had no carrying value, and dividends on the Trust's investment in RPI Preferred Stock. For the quarter and six months ended December 31, 1994, consulting and other income consists primarily of consulting fees paid by Resurgence Properties, Inc. ("RPI"), and the early buyout of the consulting agreement between the Trust and RPI.

One new loan was produced during the quarter ended and six months ended December 31, 1995, to facilitate the sale of foreclosed real estate. The Trust committed to fund one new loan totaling $686,000 during the six months ended December 31, 1994, of which $166,000 had been advanced as of December 31, 1994.

No provision for possible losses was made in the quarter ended or six months ended December 31, 1995, compared to a provision of $1.7 million in the quarter ended, and $2.2 million for the six months ended, December 31, 1994. The allowance for possible losses was $92,000 at December 31, 1995, compared to $10.5 million at June 30, 1995, and $11.9 million at December 31, 1994. The substantial reduction in the allowance is a result of applying such allowance to the carrying value of foreclosed real estate upon the adoption of SFAS No.
121. The Trust believes the allowance for possible losses is adequate at December 31, 1995. See NOTE B - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The following is a summary of transactions affecting the Trust's allowance for possible losses for the six months ended December 31, 1995.


                                                                 Six Months Ended December 31, 1995
                                                        ----------------------------------------------------
                                                            Mortgage         Foreclosed
                                                             Loans           Real Estate           Total
                                                        -------------      --------------      -------------
Balance at July 1, 1995                                 $     129,901      $   10,369,021      $  10,498,922
Reclassifications - SFAS No. 121                                   --         (10,331,733)       (10,331,733)
Amounts charged off, net of recoveries                        (23,496)            (37,288)           (60,784)
                                                        -------------      --------------      -------------
Balance at September 30, 1995                                 106,405                  --            106,405

Provision for possible losses                                      --                  --                 --
Amounts charged off, net of recoveries                        (14,400)                 --            (14,400)
                                                        -------------      --------------      -------------
Balance at December 31, 1995                            $      92,005      $           --      $      92,005
                                                        =============      ==============      =============

Salaries and related costs were reduced for the quarter ended and six months ended December 31, 1995, as compared to the same periods in the prior year, primarily as a result of a reduced compensation package for the Chief Executive Officer affecting the last half of fiscal 1995 and the six months ended December 31, 1995.

General and administrative costs increased slightly for the quarter ended and six months ended December 31, 1995, as compared to the same periods in the prior year. This increase is primarily due to the fact that the Trust became a self managed entity as of February 28, 1995, and therefore has general and administrative expenses that, in the same period of fiscal 1995, were the responsibility of the manager of the Trust. The increase in general and administrative costs is offset by the elimination of management fees paid during fiscal 1995.

Legal, audit, and advisory expenses increased for the quarter ended and six months ended December 31, 1995, as compared to the same periods in the prior year, mainly due to activities related to potential acquisition candidates.

Foreclosed real estate expenses decreased for both the quarter ended and six months ended December 31, 1995, as compared to the same periods in the prior year. This was due to a reduction in the size of the real estate portfolio, including the elimination of operating real estate properties during fiscal 1995.

Management fees were eliminated in the first quarter of fiscal 1996 due to the termination of the Management Agreement with Lomas Management in February 1995. The Trust is currently self managed.

Trustee fees and expenses increased for the quarter ended and six months ended December 31, 1995, as compared to the same periods in the prior year. This is primarily due to a higher than normal number of Trustee meetings regarding potential acquisition candidates and other strategic opportunities.

LIQUIDITY AND CAPITAL RESOURCES

The Trust is currently debt free. Its principal funding requirements are operating expenses, including legal, audit, and advisory expenses expected to be incurred in connection with evaluating potential acquisition candidates and other strategic opportunities. The Trust's primary sources of funding operating expenses are collections on notes receivable, proceeds from the sale of foreclosed real estate, and investment interest.

As described in the subsequent event note to the financial statements, the Trust has entered into an agreement to sell shares to Hunter's Glen constituting either 37% or 40% of the Trust's fully diluted shares immediately after the sale. The proceeds from this sale will be either $20.3 million or $23.1 million. This additional cash should permit the Trust to consider a greater number of acquisition candidates. In addition, Hunter's Glen is an affiliate of Mr. Gerald J. Ford, who the Trust anticipates will become the Chief Executive Officer of the Trust following the closing and the Trust's reorganization into a Delaware corporation. Mr. Ford has considerable experience in the acquisition of various companies, specifically in the financial services industry. Mr. Ford's involvement with the Trust could therefore facilitate the Trust's acquisition of another company. See NOTE E - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MATERIAL CHANGES IN FINANCIAL CONDITION

The adoption of certain authoritative accounting statements during the first quarter of fiscal 1996 resulted in a netting of substantially all of the Trust's allowance for possible losses on its foreclosed real estate against the previously reported gross carrying value. See NOTE B - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SHARE TRANSFER RESTRICTIONS

In order to avoid limitations on the use of the Trust's tax attributes, the Declaration of Trust as amended generally prohibits the transfer of Shares to any Person who is, or would become, a holder of 5% or more of the Shares, and prohibits any transfer of Shares if, as a result of the transfer, any Person would become a holder of 5% or more of the Shares or increase a 5% or more ownership position, in each case after giving effect to the transfer, directly or by attribution. "Person" for this purpose is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture or similar organization. SEE NOTE D - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

The Sixth Amendment to the Declaration of Trust, dated November 22, 1995, amends the share transfer restrictions. The amendment modified certain definitions used in the share transfer restrictions to update and to more accurately reflect the federal income tax regulations that govern the limitations on the use of tax attributes which the share transfer restrictions are designed to avoid.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:


        3.1 Declaration of Trust, restated to give effect to the First, Second, Third, Fourth, Fifth, and Sixth Amendments to the Declaration of Trust.


        27.1 Financial Data Schedules (submitted to the SEC for its information).


(b)     Reports on Form 8-K:


        None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                              LIBERTE INVESTORS



Date:    February 13, 1996         By:    /s/ TED ENLOE
      -----------------------         ------------------------------------------
                                          Ted Enloe
                                          President and Chief Executive Officer


Date:    February 13, 1996         By:    /s/ BRADLEY S. BUTTERMORE
      -----------------------         ------------------------------------------
                                          Bradley S. Buttermore
                                          Principal Accounting and Financial
                                          Officer

                               LIBERTE INVESTORS

                               INDEX TO EXHIBITS




Exhibit No.
-----------

    3.1 Declaration of Trust, restated to give effect to the First, Second, Third, Fourth, Fifth, and Sixth Amendments to the Declaration of Trust.

    27.1 Financial Data Schedules (submitted to the SEC for its information).