Form 10-Q
period 1996-03-31
LIBERTE INVESTORS/
filed 1996-05-15
CIK 60153

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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
                                                      YES    X *       NO
                                                           ------          -----

* The registrant's confirmed plan of reorganization under Chapter 11 of the Bankruptcy code did not provide for the distribution of securities.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of securities as of May 10, 1996: Shares of Beneficial Interest, no par value - 12,153,658 shares.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996
                               LIBERTE INVESTORS


                                     INDEX

                                                                                                           Page
                                                                                                           ----
 PART I - FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

       Consolidated Balance Sheet - March 31, 1996 and June 30, 1995  . . . . . . . . . . . . . .            3

       Consolidated Statement of Operations - Quarter and Nine Months Ended
          March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4

       Consolidated Statement of Cash Flows - Nine Months Ended
          March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5

       Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .            6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . .           10


PART II - OTHER INFORMATION

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .           14

SIGNATURES              . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15

INDEX TO EXHIBITS             . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY

                                                                        March 31,                June 30,
                                                                           1996                    1995
                                                                     ---------------          --------------
Assets
Notes Receivable:
    Earning                                                           $    5,342,270           $   5,415,306
    Nonearning                                                               284,530                 392,066
Foreclosed real estate held for sale:
    Nonearning - NOTE B                                                    3,770,119              15,385,214
                                                                      --------------           -------------
                                                                           9,396,919              21,192,586

Less:  Allowance for possible losses                                          69,282              10,498,922
                                                                      --------------           -------------
                                                                           9,327,637              10,693,664


Unrestricted cash and cash equivalents                                    22,637,781              20,576,517
Restricted cash and cash equivalents                                          58,375                  59,245
Accrued interest and other receivables                                       133,096                 103,888
Other assets                                                                 759,354                 602,664
                                                                      --------------           -------------
                                                                      $   32,916,243           $  32,035,978
                                                                      ==============           =============

- ------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Liabilities
Accrued and other liabilities                                         $      496,922           $     416,164

Shareholders' Equity
Shares of Beneficial Interest, no par value,
    unlimited authorization:
    12,423,208 issued and 12,153,658 outstanding,
    net of 269,550 shares held in Treasury, at
    March 31, 1996 and June 30, 1995                                      32,419,321              31,619,814
                                                                      --------------           -------------
                                                                      $   32,916,243           $  32,035,978
                                                                      ==============           =============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY



                                                      Quarter Ended                   Nine Months Ended
                                                        March 31,                         March 31,
                                             ------------------------------     -----------------------------------------
                                                 1996              1995             1996             1995
                                             ------------     -------------     ------------     --------------
Income
Interest Income
     Notes receivable                        $    119,717     $     125,381     $    370,558     $      525,828
     Other                                        305,519           303,232          917,002            586,575
Gain on disposition of real estate                106,652                --          552,652                 --
Consulting and other                              178,190             7,110          458,525            608,320
                                             ------------     -------------     ------------     --------------
                                                  710,078           435,723        2,298,737          1,720,723
                                             ------------     -------------     ------------     --------------

Expenses
Provision for possible losses                          --         1,000,000               --          3,192,000
Salaries and related costs                        266,829           150,228          512,931            523,672
General and administrative                         97,881           100,770          293,677            278,338
Legal, audit and advisory                          52,622            29,051          507,400            70,804
Foreclosed real estate                             16,888            37,329          106,952            223,693
Management fees                                        --            26,895               --            155,856
Trustees' fees and expenses                         8,100            22,215           63,300            44,115
                                             ------------     -------------     ------------     -------------
                                                  442,320         1,366,488        1,484,260          4,488,478
                                             ------------     -------------     ------------     --------------

Net income (loss)                            $    267,758     $    (930,765)    $    814,477     $  (2,767,755)
                                             ============     =============     ============     =============


Net income (loss) per Share
      of Beneficial Interest                         $.02            $(0.07)            $.07            $(.22)


Weighted average number of
    Shares of Beneficial Interest              12,153,658        12,288,433       12,153,658        12,378,939


Cash dividends declared per share                      --                --               --                 --





See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY


                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                           ----------------------------------------------
                                                                                 1996               1995
                                                                           --------------       -------------------------
Operating activities:
    Net income (loss)                                                      $      814,477       $  (2,767,755)
    Adjustments to reconcile net income to net cash provided
    by operating activities:
         Provision for possible losses                                                 --           3,192,000
         Net change in:
              Accrued interest and other receivables                              (29,208)            191,293
              Other assets                                                       (202,897)             39,734
              Accrued and other liabilities                                        80,758           (305,507)
         Non-cash interest on executive stock option loan                         (14,969)            (9,369)
         Income from impaired loans                                              (444,075)                 --
         Gains from disposition of foreclosed real estate                        (552,652)                 --
                                                                           --------------       -------------
             Net cash provided (used) by operating activities                    (348,566)            340,396
                                                                           --------------       -------------


Investing activities:
    Collections on mortgage loans                                                 501,602           1,343,510
    Collections on RPI note receivable                                          1,148,144             475,094
    Advances on mortgage loans                                                         --            (306,949)
    Expenditures on foreclosed real estate                                             --            (186,865)
    Sales of foreclosed real estate                                               759,214          10,195,898
    Net sales of restricted cash investments                                          870              63,970
                                                                           --------------       -------------
         Net cash provided by investing activities                              2,409,830          11,584,658
                                                                           --------------       -------------

Financing activities:
    Purchase of treasury stock                                                         --            (404,325)
                                                                           --------------       -------------
         Net cash used by financing activities                                         --           (404,325)
                                                                           --------------       ------------

Net increase in unrestricted cash and cash equivalents                          2,061,264          11,520,729
Unrestricted cash and cash equivalents at beginning of period                  20,576,517           9,157,640
                                                                           --------------       -------------
Unrestricted cash and cash equivalents at end of period                    $   22,637,781       $  20,678,369
                                                                           ==============       =============

Schedule of noncash investing activities:
    Transfer of mortgage loans to foreclosed real estate                   $           --       $   4,792,781
    Write-up of value of impaired note                                     $       71,950       $          --
    Write-up of value of long-lived asset to be disposed of                $       53,751       $          --
    Charge-offs to allowance for possible losses, net - NOTE B             $   10,429,640       $   4,243,496
    Sales of foreclosed real estate financed by mortgage loans             $    1,076,800       $     138,400



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
LIBERTE INVESTORS AND SUBSIDIARY
March 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals other than those described in NOTE E) considered necessary for a fair presentation have been included. Operating results for the quarter ended and nine months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996. For further information, refer to the financial statements and footnotes included in the Annual Report on Form 10-K of Liberte Investors for the fiscal year ended June 30, 1995, as amended. See NOTE E -- NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

This Form 10-Q contains both disclosures concerning historical matters and forward looking statements. For purposes of the Private Securities Litigation Reform Act of 1995, the reader should consider any statements not solely addressing historical matters to be forward looking statements subject to the protection of the act. Such forward looking statements involve risks and uncertainties that could cause the Trust's actual results to differ significantly from such statements. These risks and uncertainties include the strength or weakness of the real estate markets in California and Texas at any particular time and the uncertainty concerning the Trust's ability to expand its business of making and purchasing real estate mortgage loans through the acquisition of other companies.


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

At March 31, 1996, the Trust had two impaired loans with a carrying value of $285,000 and eight impaired loans, from prior foreclosure related deficiency notes and or judgments, with no carrying value. There is no allowance allocated to these impaired assets. At March 31, 1996 the Trust had ownership interest in these deficiency notes and or judgments ranging from 40% to 80%, the balance of which is owned by participants in the original loan receivable. In accordance with the asset disposition agreement with ST Lending ("STL"), the principal participant other than the Trust, the Trust received STL's remaining interest in these notes. This transfer occurred on April 15, 1996. See NOTE G
- - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Income from impaired loans during the quarter ended March 31, 1996, totaled $171,000. Of this amount, $72,000 of income was recognized by a valuation adjustment on a foreclosure related deficiency judgment, which had no carrying value until circumstances indicated that a collection was likely. During the quarter ended March 31, 1996, the average month-end recorded investment in impaired loans was $237,000.

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

At March 31, 1996, the Trust held assets to be disposed of consisting of foreclosed real estate in the form of land and developed single-family lots. The March 31, 1996, carrying amount of these assets was $3,770,000.

The single family lots are being sold on a quarterly basis and are expected to be liquidated by the end of fiscal 1997. The carrying amount of these lots was $915,000 at March 31, 1996.

The balance of the Trust's foreclosed real estate consists of 14 parcels of land totaling approximately 608 acres in San Antonio, Texas. Certain parcels are under contract for sale and the balance are being marketed for sale at prices comparable to similar assets in the San Antonio area. The Trust expects to liquidate these parcels over the next two fiscal years.

Reclassifications: Certain amounts in previously issued financial statements have been reclassified to conform to the March 31, 1996, presentation.

NOTE C - COMMITMENTS AND CONTINGENCIES

At March 31, 1996, the Trust had commitments for indemnification of development bond issuers and other guarantees totaling $109,045.

Cash and cash equivalents at March 31, 1996, included restricted cash of $58,375 for unpaid claims related to the Trust's previous bankruptcy. At June 30, 1995, restricted cash included $59,245 for such claims.

The Trust is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Trust's financial condition, results of operations, or cash flows.

NOTE D - SHARE TRANSFER RESTRICTIONS

In order to avoid limitations on the use of the Trust's tax attributes, the Declaration of Trust as amended, generally prohibits the transfer of shares of beneficial interest in the Trust (the "Shares") to any Person who is, or would become, a holder of 5% or more of the Shares, and prohibits any transfer of Shares if, as a result of the transfer, any Person would become a holder of 5% or more of the Shares or increase a 5% or more ownership position, in each case after giving effect to the transfer, directly or by attribution. "Person" for this purpose is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture or similar organization.

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

NOTE E - STOCK PURCHASE AGREEMENT

On January 16, 1996, the Trust entered into a Stock Purchase Agreement (as amended, the "Stock Purchase Agreement") with Hunter's Glen/Ford, Ltd., a Texas limited partnership ("Hunter's Glen"), pursuant to which the Trust agreed to sell 8,102,439 newly issued Shares to Hunter's Glen for $23,091,951 ($2.85 per Share). After the sale, Hunter's Glen would own 40% of the outstanding Shares. The partners of Hunter's Glen are Gerald J. Ford and certain family interests. Hunter's Glen has made a down-payment of $2,000,000, to be held in escrow pending the closing.

The Trust has received a written opinion from Bear, Stearns & Co. Inc. that the proposed sale is fair, from a financial point of view, to the Trust's public shareholders.

Prior to the sale of the Shares pursuant to the Stock Purchase Agreement, the Trust will reorganize into a Delaware corporation that will succeed to all of the Trust's assets and liabilities. Upon such reorganization, shareholders of the Trust will automatically become shareholders of the Delaware corporation on a share for share basis.

Consummation of the transactions contemplated by the Stock Purchase Agreement is subject to a number of conditions, including the reorganization of the Trust into the Delaware corporation. Accordingly, Hunter's Glen would actually purchase shares of common stock from the Delaware corporation, rather than shares of beneficial interest from the Trust. In addition, the reorganization of the Trust and the sale of the shares are subject to the approval of the Trust's shareholders. The solicitation of the approval of the reorganization and the sale of the Shares to Hunter's Glen and the exchange of shares of beneficial interest in the Trust for shares of common stock in the Delaware corporation will be made only by means of a proxy statement/prospectus transmitted to the Trust's shareholders.

At the closing, Mr. Ford will become the initial Chief Executive Officer of the Delaware corporation. The corporation's board of directors will consist of three directors, Mr. Ford, and two of the Trust's three trustees. In addition, Mr. Enloe, the Trust's current Chief Executive Officer and Mr. Buttermore, the Trust's current Chief Financial Officer will receive bonus payments of $100,000 and $50,000, respectively, for services rendered in connection with the transaction.

NOTE F - FEDERAL INCOME TAXES

Though the Trust had net income for the quarter and nine months ended March 31, 1996, no tax liability has been recognized. At June 30, 1995, the Trust had, for federal tax purposes, net operating loss carryforwards in sufficient amount to mitigate any significant tax liability for fiscal year 1996.

NOTE G - SUBSEQUENT EVENT

On April 24, 1996, the Trust entered into a supplement (the "Supplement") to the Asset Disposition Agreement, dated as of February 28, 1995 (the
"Disposition Agreement"), by and among the Trust, ST Lending, Inc. ("STL") and Lomas Management, Inc. ("LMI"). The Disposition Agreement set forth certain agreements between the Trust, STL and LMI with respect to certain assets in which both the Trust and STL had interests. STL's remaining interest in eight deficiency notes and or judgments, which have no carrying value, were transferred to the Trust, in accordance with the Disposition Agreement. These assets have no carrying value because future collections are unlikely. The Supplement transfers ownership of an entity, whose sole asset is approximately 40 acres of undeveloped commercial real estate that is fully encumbered by tax liens, to the Trust and sets forth the terms under which LMI will continue to manage the asset. The supplement further describes the method of allocating the funds to be paid to the Trust and STL with respect to a proposed settlement agreement for a deficiency note receivable, the gross proceeds of which are expected to be less than $11,000. The Trust also exchanged its 50% interest, representing $212,000 of principal, in a note the Trust had classified as non-earning, which has a legal interest rate of 1-1/2% over the prime rate per annum, for STL's 20% interest, representing $269,000 of principal, in a note the Trust classified as earning, bearing interest at the rate of 2% over the prime rate per annum. The exchange of these notes resulted in the Trust owning 100% of an interest bearing note, secured by 75 lots in Murrieta, California. The difference in the exchange values resulted in the recording of $31,000 of interest income, which the Trust was owed on the nonearning asset. The remaining difference of $26,000 was applied as a discount to the carrying value on the note received and will be amortized to income over the life of the loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operations resulted in net income of $268,000 for the quarter ended March 31, 1996, compared to a net loss of $931,000 for the same period in fiscal 1995. Operations for the nine months ended March 31, 1996, resulted in net income of $814,000 compared to a net loss of $2,768,000 for the same period in fiscal 1995. The substantial change in operating results for both the quarter and nine months were due to various factors discussed below.

Notes receivable interest income decreased to $371,000 for the first nine months of fiscal 1996 from $526,000 for the first nine months of fiscal 1995 as a result of a lower average outstanding balance of earning notes. Average earning notes decreased to $5.6 million for the first nine months of fiscal 1996 from $8.4 million for the first nine months of fiscal 1995. The reduction in average earning notes is primarily a result of the foreclosure of a $4.8 million note receivable (the underlying collateral has since been disposed of for cash), and repayments of indebtedness by borrowers, partially offset by the addition of an earning note from the sale of real estate. Average nonearning notes for the first nine months of fiscal 1996 totaled $239,000 compared to $218,000 for the same period in fiscal 1995.

Included in earning notes receivable at March 31, 1996, and June 30, 1995, was a note receivable from Resurgence Properties, Inc. ("RPI") which was received by the Trust as part of its emergence from Chapter 11 bankruptcy on April 7, 1994. This note carries a floating rate of interest which is 200 basis points over the London Interbank offered rate ("LIBOR"). The Trust received a scheduled principal payment of $911,000 during the quarter ended March 31, 1996. The principal balance of the note was $4,257,988 and $5,406,132 as of March 31, 1996, and June 30, 1995, respectively.

Other interest income derives from cash and cash equivalents and increased to $917,000 for the first nine months of fiscal 1996 from $587,000 for the first nine months of fiscal 1995. This increase is due to a growth in the daily average balance of unrestricted cash and cash equivalents to $21.5 million for the first nine months of fiscal 1996, from $14.8 million for the first nine months of fiscal 1995. The increase in unrestricted cash and cash equivalents is primarily a result of the sale of foreclosed real estate and collections of principal and interest on notes receivable.

The gain on dispositions of real estate represents proceeds received from the sale of foreclosed real estate in excess of its carrying value, and the write-up of value of long lived assets to be disposed of that were previously written down. The gain in the third quarter of fiscal 1996 includes a $54,000 write-up in value of a group of developed single family lots, that were previously written down, located in San Antonio, Texas, to more accurately reflect their fair value less cost to sell. The gain for the nine months ended March 31, 1996, includes the sale of single family lots located in Murrieta, California. The Trust initially reduced the carrying value of this California asset during the third quarter of fiscal 1995 after failing to close on a sales contract, the sale price of which was negatively affected by the increasing impact of fees levied by the municipality and agencies of the State of California. The Trust received an offer to purchase these single family lots during the second quarter of fiscal 1996 and was able to negotiate a sales price in excess of its carrying value. The Trust accepted a significant cash down payment and a note receivable (carrying a market rate of interest) from the buyer of the lots.

Consulting and other income increased significantly in the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995. The increase is due mainly to cash collections on impaired loans, which had no carrying value, that were received in the quarter ended March 31, 1996. In addition, one impaired loan, which had no carrying value, was written up by $72,000 when circumstances indicated that a collection was likely. This write up did not result in the value of the asset being recorded in excess of the original recorded investment in the loan. Approximately $72,000 was received in full settlement of this receivable on April 9, 1996.

Consulting and other income decreased for the nine months ended March 31, 1996, as compared to the nine months ended March 31, 1995. For the nine months ended March 31, 1995, consulting and other income consisted primarily of consulting fees paid by Resurgence Properties, Inc. ("RPI"), and fees paid for an early buyout of the consulting agreement between the Trust and RPI. For the nine months ended March 31, 1996, consulting and other income consisted primarily of cash collections on impaired loans, which had no carrying value.

No provision for possible losses was made in the quarter ended or nine months ended March 31, 1996, compared to a provision of $1.0 million in the quarter ended, and $3.2 million for the nine months ended, March 31, 1995. The allowance for possible losses was $69,000 at March 31, 1996, compared to $10.5 million at June 30, 1995, and $10.7 million at March 31, 1995. The substantial reduction in the allowance is a result of applying such allowance to the carrying value of foreclosed real estate upon the adoption of SFAS No. 121, beginning in fiscal year 1996. The Trust believes the allowance for possible losses is adequate at March 31, 1996. See NOTE B - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The following is a summary of transactions affecting the Trust's allowance for possible losses for the nine months ended March 31, 1996.


                                                                   Nine Months Ended March 31, 1996
                                                        ----------------------------------------------------
                                                           Mortgage          Foreclosed
                                                            Loans            Real Estate           Total
                                                        ----------------------------------------------------
Balance at July 1, 1995                                 $      129,901     $   10,369,021      $  10,498,922
Reclassifications - SFAS No. 121                                    --        (10,331,733)       (10,331,733)
Amounts charged off, net of recoveries                         (23,496)           (37,288)           (60,784)
                                                        --------------     --------------      -------------
Balance at September 30, 1995                                  106,405                 --            106,405

Provision for possible losses                                       --                 --                 --
Amounts charged off, net of recoveries                         (14,400)                --            (14,400)
                                                        --------------     --------------      -------------
Balance at December 31, 1995                                    92,005                 --             92,005
                                                        --------------     --------------      -------------

Provision for possible losses                                       --                 --                 --
Amounts charged off, net of recoveries                         (22,723)                --            (22,723)
                                                        --------------     --------------      -------------
Balance at March 31, 1996                               $       69,282     $           --      $      69,282
                                                        ==============     ==============      =============

Salaries and related costs increased by $117,000 for the quarter ended March 31, 1996, as compared to the same period in the prior year principally due to the accrual of incentive bonuses in the amount of $150,000 to be paid to certain officers of the Trust upon the closing of the Stock Purchase Agreement with Hunter's Glen. Salaries and related costs for the nine months ended March 31, 1996, are less than such costs for the nine months ended March 31, 1995, primarily as a result of a reduced compensation package for the Chief Executive Officer beginning in the last quarter of fiscal 1995.

General and administrative costs increased slightly for the nine months ended March 31, 1996, as compared to the same period in the prior year. This increase is primarily due to the fact that the Trust became a self managed entity as of February 28, 1995, and therefore has general and administrative expenses that, for eight of the nine months in the same period of fiscal 1995, were the responsibility of the former manager of the Trust. The increase in general and administrative costs is more than offset by the elimination of management fees paid during fiscal 1995.

Legal, audit, and advisory expenses increased for the quarter ended and nine months ended March 31, 1996, as compared to the same periods in the prior year. The increase in the nine month period ended March 31, 1996, is mainly due to activities during the first and second quarter of fiscal 1996 related to potential acquisition candidates. The increase for the quarter ended March 31, 1996 is mainly due to fees paid for impaired loan collections and sales of foreclosed real estate.

Foreclosed real estate expenses decreased for both the quarter ended and nine months ended March 31, 1996, as compared to the same periods in the prior year. This was due to a reduction in the size of the real estate portfolio, including the sale of operating real estate properties during fiscal 1995. Foreclosed real estate expenses include property taxes and costs to maintain the properties.

Management fees were eliminated in the fourth quarter of fiscal 1995 due to the termination of the Management Agreement with Lomas Management in February 1995. The Trust is currently self managed.


LIQUIDITY AND CAPITAL RESOURCES

The Trust is virtually debt free. Its principal funding requirements are operating expenses, including legal, audit, and advisory expenses expected to be incurred in connection with closing the Stock Purchase Agreement with Hunter's Glen and the continued evaluation of potential acquisition candidates and other strategic opportunities. The Trust's primary sources of funding operating expenses are principal and interest collections on notes receivable, proceeds from the sale of foreclosed real estate, and interest on cash and cash equivalents.

As described in a note to the financial statements, the Trust has entered into an agreement to sell Shares to Hunter's Glen constituting 40% of the Trust's fully diluted Shares immediately after the sale. The proceeds from this sale will be approximately $22.0 million (net of expected costs which are being capitalized). This additional cash will assist the Trust in its efforts to expand its business through acquisitions. Hunter's Glen is an affiliate of Mr. Gerald J. Ford, who the Trust anticipates will become the initial Chief Executive Officer of the Trust following the closing and the Trust's reorganization into a Delaware corporation. Mr. Ford has considerable experience in the acquisition of various companies, specifically in the financial services industry. Mr. Ford's involvement with the Trust could therefore facilitate the Trust's acquisition of another company. See NOTE E - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

          2.1 Stock Purchase Agreement, dated as of January 16, 1996, between the Trust and Hunter's Glen, as amended by the Amendment to the Stock Purchase Agreement, dated as of February 27, 1996, and the Second Amendment to the Stock Purchase Agreement, dated as of March 28, 1996.

          2.2 Confidentiality and Standstill Agreement, dated as of January 16, 1996, between the Trust and Hunter's Glen.

          3.1 The Trust's Bylaws, restated to give effect to the First Amendment to the Bylaws.

         27.1 Financial Data Schedules (submitted to the SEC for its information).


(b)     Reports on Form 8-K.

        On January 24, 1996, the Registrant filed a report on Form 8-K to report that on January 16, 1996, Liberte Investors entered into a Stock Purchase Agreement with Hunter's Glen/Ford, Ltd. SEE NOTE E - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                               LIBERTE INVESTORS



       Date:    May 14, 1996              By:    /s/ TED ENLOE

                                                 Ted Enloe
                                        President and Chief Executive Officer


       Date:    May 14, 1996              By:    /s/ BRADLEY S. BUTTERMORE

                                                 Bradley S. Buttermore
                                        Principal Accounting and Financial
                                                       Officer

                               LIBERTE INVESTORS

                               INDEX TO EXHIBITS


Exhibit No.


     2.1 Stock Purchase Agreement, dated as of January 16, 1996, between the Trust and Hunter's Glen (Incorporated by reference to Exhibit
               4.1 of the Trusts Form 8-K, filed with the SEC on January 24,
               1996), as amended by the Amendment to the Stock Purchase Agreement, dated as of February 27, 1996, and the Second Amendment to the Stock Purchase Agreement, dated as of March 28, 1996.

     2.2 Confidentiality and Standstill Agreement, dated as of January 16, 1996, between the Trust and Hunter's Glen.

     3.1 The Trust's Bylaws, restated to give effect to the First Amendment to the Bylaws.


     27 Financial Data Schedules (submitted to the SEC for its information).