Form 10-K/A
period 1995-06-30
LIBERTE INVESTORS/
filed 1996-07-02
CIK 60153

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended JUNE 30, 1995 [Fee Required]
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from __________to__________

COMMISSION FILE NUMBER 1-6802
                               LIBERTE INVESTORS
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

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each Exchange
   Title of each Class                             on which registered
- ---------------------------------                -----------------------
SHARES OF BENEFICIAL INTEREST,                   NEW YORK STOCK EXCHANGE
   WITHOUT PAR VALUE


Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [X]      NO    [ ]


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

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES   [X]*     NO   [ ]

* The registrant's confirmed plan of reorganization did not provide for a distribution of securities; however, all required documents and reports have been timely filed by the registrant after confirmation of the plan.

THE NUMBER OF SHARES OF BENEFICIAL INTEREST OUTSTANDING AS OF SEPTEMBER 15, 1995, WAS 12,153,658 SHARES, NET OF 269,550 SHARES HELD IN TREASURY.

                   -- DOCUMENTS INCORPORATED BY REFERENCE --
                                    None.

    The following items of this Annual Report on Form 10-K are hereby amended and restated in their entirety:


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

     In August 1994, Mr. Enloe, a trustee and the Trust's Chief Executive Officer, proposed to the other trustees that the Trust obtain debt-financing and make single-family home construction loans and subdivision development loans to smaller builders and developers. During the Fall of 1994, the trustees considered Mr. Enloe's proposal while the Trust evaluated other alternatives, including possible acquisition candidates. At that time, the Trust was not using an investment banker to assist the Trust in its search.

     In February 1995, the Trust received an unsolicited proposal from a person desiring to make a tender offer for up to 45% of the outstanding Beneficial Shares. In response to this proposal, the Board of Trustees formed a special committee (the "Special Committee") to consider this proposal and any other proposals to enhance shareholder value. The Board of Trustees appointed Messrs. Bishop and Rose to it. The Board of Trustees formed the Special Committee because Mr. Enloe, the third trustee, had a potential conflict of interest when evaluating proposals conflicting with his proposal, which the other trustees were still considering. After its formation, the Special Committee engaged Gardere & Wynne, L.L.P. as its independent legal counsel.
The Special Committee engaged Gardere & Wynne, L.L.P. because this firm possesses expertise in the areas of corporate governance and mergers and acquisitions and such firm was familiar with the Trust through the participation of one of its partners as a member of the equity committee in the Trust's previous bankruptcy proceedings. Mr. Rose, one of the trustees serving on the Special Committee, uses Gardere & Wynne, L.L.P. on a regular basis.

     On April 11, 1995, the Trust announced that it had retained Bear, Stearns & Co. Inc. (the "Investment Banker") as its financial advisor and encouraged all qualified parties to submit proposals concerning the Trust of any nature they considered appropriate. The Investment Banker subsequently fielded numerous inquiries in response to this public announcement. In addition, the Investment Banker circulated a memorandum to professionals in its worldwide investment banking group describing the investment opportunity in the Trust, generated leads, and supplied interested parties with the latest public information regarding the Trust. The Trust engaged the Investment Banker because the Investment Banker was a nationally recognized investment banking firm with experience in mergers and acquisitions. In addition, the Investment Banker was familiar with the Trust because the Trust had previously engaged the Investment Banker to render advisory services to the Trust concerning its restructuring in bankruptcy proceedings.

     On May 2, 1995, Mr. Enloe withdrew his proposal from further consideration because some shareholders believed that the Trust should focus its efforts on acquiring an established operating business. Since that time, the entire Board of Trustees has evaluated acquisition candidates and strategic opportunities because the Special Committee disbanded shortly after Mr. Enloe withdrew his proposal, which removed his potential conflict of interest when evaluating other proposals.

     The Investment Banker communicated to all interested parties that the Board of Trustees would meet on May 25, 1995 to consider all written proposals received. At this meeting the Board of Trustees considered eight proposals.
Of the eight proposals considered, two of the proposals concerned the Trust's acquisition of an operating business and three of the proposals concerned the purchase of newly issued Beneficial Shares, including a revised version of the proposal received in February 1995. The other three proposals concerned: (i) the purchase of approximately 36% of the outstanding Beneficial Shares for $2.60 per share in connection with a business plan for the Trust to purchase mortgages on distressed real estate, (ii) the contribution of income producing commercial real estate to the Trust in exchange for newly issued Beneficial Shares valued at $2.50 per share, which would constitute between 40% and 49% of the outstanding Beneficial Shares after the transaction, and (iii) the purchase of newly issued preferred shares in the Trust paying a 12% annual dividend and warrants to purchase newly issued Beneficial Shares constituting 20% of the Beneficial Shares on a fully-diluted basis for an aggregate purchase price of $8.75 million in connection with a business plan for the Trust to engage in land development. The Board of Trustees did not pursue the proposals not involving the Trust's acquisition of an operating business because the Board of Trustees concluded that with respect to such a transaction, the Trust should seek a purchaser with more proven acquisition experience.

     With respect to the two proposals concerning the Trust's acquisition of an operating business, the Special Committee decided to continue due diligence. Ultimately, the Trust pursued one of these proposals. The Trust and the other party, however, subsequently terminated negotiations in September 1995 over disagreements concerning price and terms. After the termination of these negotiations, the Investment Banker continued to solicit proposals concerning the Trust and to field inquiries.

     Since the Trust's emergence from bankruptcy proceedings, the Trust and the Investment Banker have evaluated a number of acquisition candidates and other strategic opportunities. The acquisition candidates have been involved in various businesses, including auto parts distribution, commercial mortgage origination and securitization, investing in marketable securities, purchasing distressed assets, providing insurance tracking, providing property and casualty insurance, real estate development, and hedge fund sponsorship and management.

     The Board of Trustees believes that a strategic sale of Beneficial Shares could facilitate the Trust's acquisition of operating businesses and use of the Trust's NOL carryforwards. Since the Trust's emergence from bankruptcy proceedings, the Trust received the formal proposals described below with respect to such a sale. The Trust also pursued informal discussions with several persons, none of whom either responded positively to the Trust's overtures or made a proposal to the Trust.

     As mentioned above, in February 1995 the Trust received an unsolicited proposal from a person desiring to make a tender offer for up to 45% of the outstanding Beneficial Shares at a purchase price of $2.30 per share. This proposal was subject to the performance of due diligence on the Trust and designees of the proposer constituting a majority of the Board of Trustees upon the closing of the tender offer. The proposer contemplated that under its direction the Trust would acquire operating companies and distressed undervalued assets. The proposer also conditioned its proposal upon receiving options or bonuses equal to 15% of the value of the Trust in excess of the $2.30 per share purchase price. In April 1995, the proposer presented several alternatives to its previous proposal. One of those alternatives contemplated that the proposer would make a tender offer for 45% of the outstanding Beneficial Shares at a purchase price of $2.30 per share. The Trust would then exchange any untendered Beneficial Shares for preferred shares in the Trust that would be convertible into Beneficial Shares and redeemable, at the holder's option, four years after issuance at a price of $2.00 per share. The redemption price for the preferred shares would have been secured by a letter of credit. Another of the alternatives contemplated that the proposer would purchase newly issued Beneficial Shares from the Trust for $2.30 per share.
The shareholders could then elect to exchange their Beneficial Shares for either a cash payment of $2.30 per share or preferred shares in the Trust with the same terms as the immediately preceding proposal. Under this alternative, however, the proposer would not secure the redemption price of the preferred shares with a letter of credit.

     In May 1995, the proposer again revised its proposal, presenting three different variations with each variation having an alternate form in which the shareholders remaining after the proposed transaction could exchange their shares for redeemable preferred shares in the Trust. One of the variations contemplated that the Trust would sell newly issued Beneficial Shares constituting 40% of the outstanding shares after the sale to the proposer at a price of $3.23 per share. The proposer, however, also required that it receive options and bonuses equal to 15% of the value created in excess of the Trust's tangible net asset value at the time of the transaction. The Board of Trustees believed that this additional compensation to the proposer decreased the value of its proposal. The other two variations of the revised proposal concerned: (i) the proposer making a tender offer for up to 40% of the outstanding Beneficial Shares at a purchase price of $2.88 per share, and (ii) the Trust making a self-tender for 40% of the outstanding Beneficial Shares at a purchase price of $3.50 per share and then selling an equal number of Beneficial Shares to the proposer at $2.35 per share. Each of the variations of the revised proposal remained subject to the performance of due diligence, the proposer's selection of a majority of the Board of Trustees, and the 15% promoted interest. On September 5, 1995, the proposer withdrew its proposal after the Trust failed to accept it.

     As discussed above, at the meeting on May 25, 1995, the Board of Trustees considered two other proposals to purchase newly issued Beneficial Shares. One of these proposals contemplated the purchase of newly issued Beneficial Shares constituting approximately 40% of the fully-diluted Beneficial Shares at a price of $2.75 per share in connection with a business plan for the Trust to engage in the single-family residential development business. The other proposal to purchase newly issued Beneficial Shares contemplated the purchase of newly issued Beneficial Shares constituting 39% of the fully-diluted Beneficial Shares at a price of $2.85 per share, although the group making this proposal lacked committed financing. This proposal was also subject to such group receiving a 15% promoted interest in the Trust. The business plan accompanying this proposal contemplated that the Trust would engage in commercial and residential real estate lending and distressed asset acquisitions.

     The Board of Trustees concluded that these two proposals and the proposal discussed above were not in the best interests of the Trust at that time. The Board of Trustees believed that the Trust should continue due diligence with respect to the two proposals to acquire an operating company discussed at the meeting. If further due diligence and negotiations indicated that the Trust would not acquire either of these companies, the Board of Trustee believed that the Trust should search for a purchaser with outstanding credentials whose leadership could facilitate the Trust's expansion through the acquisition of one or more operating companies. The Board of Trustees believed that such an expansion was the best way to increase the value of the Beneficial Shares.

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



                            Texas     California       Total
                          ----------  ----------    ------------
Single-family residences  $        -  $  262,165    $    262,165
Single family lots           194,677   1,989,000       2,183,677
Land                       2,832,516           -       2,832,516
                          ----------  ----------       ---------
                          $3,027,193  $2,251,165    $  5,278,358
                          ==========  ==========    ============

     The Trust maintains an allowance for possible losses (Reserves) on its investments in foreclosed real estate and notes receivable. At June 30, 1995, the allowance for possible losses maintained by the Trust totaled $10.5 million. During fiscal 1995, provisions totaling $3.2 million and charge-offs, net of recoveries, of $4.4 million were recorded in the allowance for possible losses. The Trust is dependent on the liquidation of the properties for the recovery of its investments in foreclosed real estate. All gains and losses realized on liquidation are credited or charged, as the case may be, to the allowance for possible losses on foreclosed real estate. See NOTE D - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

TERMINATION OF MANAGEMENT AGREEMENT

     The Trust was managed by Lomas Management, Inc. (LMI) since its inception in 1969 until February 28, 1995. LMI is a wholly owned subsidiary of Lomas Financial Corp. (LFC), the original sponsor of the Trust. Mr. Enloe was hired by the Trust as its full-time president and chief executive officer and the Trust's first direct employee in 1992. Under the management agreement in effect prior to July 1, 1992, whenever the Trust invested in any first mortgage construction or acquisition and development note recommended by LMI, LFC was required to participate, directly or through one or more of its subsidiaries. Subsequent management agreements made no provision for this required participation arrangement. On February 28, 1995, the Trust continued its movement toward self administration by terminating its management agreement with LMI and assuming all remaining operating and accounting responsibilities. Any remaining property management requirements on assets owned with LFC are provided for in the asset disposition agreement described below.

     Effective February 28, 1995, the Trust entered into an "Asset Disposition Agreement" with ST Lending, Inc. (STL), a wholly owned subsidiary of LFC, whereby the Trust and STL exchanged their respective ownership positions in a group of ten assets in order to achieve a separate and distinct ownership position. The Trust exchanged its 80% ownership in six assets with a net carrying value of approximately 1.2 million (net of reserves) for STL's 20% ownership in four assets with a net carrying value of approximately $1.2 million (net of reserves). All of the assets included in the exchange were real estate acquired by foreclosure and held for sale with the exception of one earning note receivable with a total outstanding balance of $32,583. No gain or loss was recognized as a result of this transaction. Therefore, at June 30, 1995, the Trust owned 100% of its foreclosed real estate and note receivable portfolio with the exception of one real estate asset that remains 80% owned by the Trust (the Trust's portion equals $1,164,000, net of reserves), and approximately 50% of a mortgage note receivable originated to construct houses in California (the Trust's portion equals $262,165, net of reserves). The Trust had no further funding obligation under this note at June 30, 1995, and expects to receive repayments out of the sale proceeds from the completed houses in sufficient amounts to retire this note during the next fiscal year.

     A group of approximately 14 receivables, which have no carrying value and relate primarily to deficiency notes obtained during the original foreclosure process or receivables obtained through remedial collection activities, remain 80% owned by the Trust and 20% owned by STL. The 14 receivables have face amounts which range in size from $9,875 to $6,235,294. However, these receivables have no carrying value because they are unsecured and collection is unlikely. The Asset Disposition Agreement stipulates that the Trust will pay STL 10% of its gross proceeds received, if any, in addition to STL's 20% ownership, from this pool of receivables in return for STL's asset administration. On or about March 1, 1996, STL will transfer its 20% ownership in any remaining receivables from this pool of assets to the Trust. No additional consideration will be paid to STL for transferring its 20% ownership to the Trust because these receivables have no fair market value. Should collection of any of these receivables occur during STL's period of administration, the Trust would record a recovery to the allowance for possible losses in the amount of its proceeds.

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

CERTAIN CUSTOMERS

     Revenue from RPI provided greater than 10% of total revenue for the fiscal year ended June 30, 1995, and consisted of: (i) interest totaling $448,576 on a note receivable collateralized by a pool of first mortgage loans and by Deeds of Trust on various real estate assets, (ii) the receipt of $500,000 as asettlement for early termination of a consulting arrangement originally expected to end on March 31, 1996, and (iii) dividend income totaling $35,055 on the RPI preferred stock held by LBI.

FEDERAL INCOME TAX/REIT STATUS

     The Trust filed its June 30, 1994, Form 10-K and September 30, 1994, Form 10-Q as a real estate investment trust (a "REIT") as defined in the Internal Revenue Code. Disclosures were made in those filings that there was some uncertainty as to whether the Trust qualified as a REIT for its fiscal years ended June 30, 1992, 1993, and 1994. In connection with the preparation of its fiscal 1994 tax return, the Trust concluded that it no longer qualified as a REIT effective the beginning of fiscal 1994 (July 1, 1993). Accordingly the Trust is subject to federal income tax on its taxable income. With the change in status to a taxable entity, the Trust adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (SFAS 109). Since there was no financial impact on the year ended June 30, 1994, and the quarter ended September 30, 1994, neither an amended Form 10-K nor Form 10-Q, respectively, have been filed to reflect the adoption of SFAS 109. See NOTE H
- - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Also see Transfer Restrictions in Part II, Item 5.

EMPLOYEES

     On June 30, 1995, the Trust had two full-time and four part-time employees.


ITEM 3. LEGAL PROCEEDINGS

     The Trust is involved in routine litigation incidental to its business which, in the opinion of Management, will not result in a material adverse impact on the Trust's financial condition, results of operations, or cash flows without regard for any possible insurance or third party reimbursement.


ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share amounts)

     On October 25, 1993, the Trust filed for protection under Chapter 11 of the United States Bankruptcy Code, and on April 7, 1994, the Trust emerged from bankruptcy. Results for 1995 are not comparable to previous years because of the bankruptcy. See NOTE E - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                 YEAR ENDED JUNE 30
                                ----------------------------------------------------
                                  1995      1994       1993       1992       1991
                                --------  ---------  ---------  ---------  ---------
Revenues                        $ 2,172   $ 10,019   $ 15,115   $ 19,763   $ 42,193
Interest expense                      -      7,673     16,295     20,515     36,537
Provision for possible losses     3,192      3,175     15,150     32,000     62,100
Loss before extraordinary item   (2,868)   (16,341)   (34,672)   (43,141)   (66,346)
Loss per share before
  extraordinary item              (0.23)     (1.34)     (2.94)     (3.68)     (5.67)
Cash dividends declared
  per share                           -          -          -          -          -


                                                     AT JUNE 30
                                ----------------------------------------------------
                                  1995      1994       1993       1992       1991
                                --------  ---------  ---------  ---------  ---------
Total assets                    $32,036   $ 36,316   $261,575   $337,527   $451,053
Shareholders' equity             31,620     34,914     63,591     98,333    141,309
Debt                                  -          -    187,725    234,057    303,223

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

     The provision for possible losses was $3.2 million in fiscal 1995 and fiscal 1994. The allowance for possible losses was $10.5 million at June 30, 1995, compared to $11.7 million at June 30, 1994. While the Trust believes the allowance for possible losses is adequate at June 30, 1995, management will periodically review its portfolio using current information to make the estimates and assumptions that are used to determine the adequacy of the allowance for note losses and the valuation of the real estate acquired in connection with foreclosures or in satisfaction of notes. Current information includes, but is not limited to; (i) the financial strength of the borrowers,
(ii) general economic factors affecting the area where the property or collateral is located, (iii) recent sales activity and asking prices for comparable properties, and (iv) costs that may be associated with sales and/or development that would serve to lower expected proceeds from the disposal of the real estate.

     A $1.1 million and $1.2 million reversal to the allowance for possible losses on notes receivable occurred in fiscal 1995 and fiscal 1994, respectively, as a result of the substantial reduction in the Trust's portfolio of notes receivable. The Trust's reduction in notes receivable in 1995 involved the foreclosure of a $4.8 million note secured by an operating retail shopping center which was promptly sold for cash during the second quarter of fiscal 1995. During Fiscal 1994, the Trust transferred the majority of its notes receivable to RPI in connection with the emergence from bankruptcy on April 7, 1994. These reversals partially offset the provision for losses on the Trust's portfolio of foreclosed real estate.

     The provision for possible losses on foreclosed real estate was $4.3 million in fiscal 1995 compared to $4.4 million in fiscal 1994. The allowance for possible losses on foreclosed real estate was $10.4 million at June 30, 1995, compared to $10.1 million at June 30, 1994. The $4.3 million provision for possible losses on foreclosed real estate in fiscal 1995 resulted from increases in the estimates of possible losses on foreclosed real estate held for sale. A large portion of the Trust's remaining foreclosed real estate is in the form of land which is inherently illiquid and/or in geographic locations where real estate markets for this type of property remain depressed. For instance, the Trust increased the allowance for possible losses by approximately $2.3 million in connection with its position in 97 residential lots developed for single family house construction in Murrieta, California. The Trust has been unsuccessful in liquidating its position as the California real estate markets continue to decline from the effects of jobs and households that continue to leave the state. Furthermore, the costs involved to acquire permits to build on these lots continue to escalate, thereby contributing to the decline in fair market value and the number of potential buyers. The Trust increased the allowance during the second quarter of this yearbased on a contingent sales contract which failed to close and was withdrawn in March 1995. The Trust further increased its allowance in the third quarter related to discussions held with other potential purchasers of the property. Although no contract for sale has been accepted at June 30, 1995, discussions are being held with multiple potential purchasers for prices approaching the Trust's carrying value.

     The Trust has a similar position in 55 lots in Fontana, California where there has been little sales activity due to similar economic conditions and the lack of demand for building lots located so far from the nearest metropolitan area. The Trust increased the allowance for possible loss by approximately $0.9 million on the 55 lots based on asking prices of similar properties and relationship of the lot price to the total price of a typical home that might be built on these lots. There is no current offer pending on this property.

     The Trust increased the allowance for possible losses by approximately $1.1 million related to two tracts of undeveloped land totaling approximately 573 acres near San Antonio, Texas. The Trust recently lost a potential sale of a portion of this property based on price negotiations and the large size of the tract. The San Antonio area real estate markets are affected by the growth and/or reduction of the size of the United States military because the area is served by several military bases. Continuing discussions related to budget cuts for the military as well as the closure of some military bases have hurt demand for the Trust's land in San Antonio. As a result, the Trust determined that a reduction in the asking price of the property as well as an increase in the time needed to sell the land was necessary.

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

     The extraordinary item totaling $12.9 million represents the difference between $212.1 million of assets and $199.2 million in liabilities that were transferred by the Trust to RPI upon its emergence from Chapter 11. See NOTE E
- - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

     Operating activities for fiscal 1995 used $0.5 million of cash compared to $5.6 million in fiscal 1994 and $14.6 million in fiscal 1993. The table below reflects cash flow from operating activities (in millions):


                                          Year Ended June 30
                                       ------------------------
                                        1995    1994     1993
                                       ------  -------  -------
Total income                           $ 2.2   $ 10.0   $ 15.1
Interest expense                           -     (7.7)   (16.3)
                                       -----   ------   ------
Net interest margin                      2.2      2.3     (1.2)
Operating expenses                      (1.8)   (10.3)   (18.3)
Net change in other receivables,
  assets and liabilities                (0.9)     7.6      4.9
Reorganization items                       -     (5.2)       -
                                       -----   ------   ------
Net cash used by operating activities  $(0.5)  $ (5.6)  $(14.6)
                                       =====   ======   ======

     Net cash provided by investing activities for fiscal 1995 was $12.4 million compared to $44.6 million in fiscal 1994 and $52.3 million in fiscal 1993. The table below reflects the impact of the contraction of the Trust's note receivable portfolio on cash flow from investing activities (in millions):



                                                        Year Ended June 30
                                                      ----------------------
                                                       1995    1994    1993
                                                      ------  ------  ------
Collections on mortgage loans                         $ 1.4   $28.8   $36.3
Collections on RPI note receivable                      0.6       -       -
Advances on mortgage loans                             (0.3)   (0.3)   (1.8)
Sales of foreclosed real estate                        10.3    13.4    23.4
Net sales (purchases) of restricted cash investments    0.6     4.7    (3.2)
Expenditures on foreclosed real estate                 (0.2)   (2.0)   (2.4)
                                                      -----   -----   -----
Net cash provided by investing activities             $12.4   $44.6   $52.3
                                                      =====   =====   =====

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

    NAME AND ADDRESS OF           NUMBER OF SHARES         PERCENTAGE OF
     BENEFICIAL OWNER            BENEFICIALLY OWNED      OUTSTANDING SHARES
- ------------------------------   ------------------      ------------------
Mr. Edward C. Johnson 3d             1,242,300(1)               10.22%
FMR Corp.
82 Devonshire Street
Boston, Massachusetts  02109
Mr. Edward W. Rose, III              1,097,700(2)                9.03%
Willowwood Partners, L.P.
500 Crescent Court, Suite 250
Dallas, Texas  75201
Mr. Robert Ted Enloe, III              759,000(3)                6.25%
600 N. Pearl St., Suite 420
Dallas, Texas  75201
Mr. Jeffrey S. Halis                   617,400(4)                5.08%
Halo Capital Partners, L.P.
500 Park Avenue, Fifth Floor
New York, New York  10022

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

(2) Willowwood owns 1,097,700 Shares. As Mr. Rose is the owner of Cardinal Portfolio Company, the general partner of Willowwood, he is also considered the beneficial owner of the Shares that Willowwood owns. The limited partners of Willowwood include the Rebecca/Elizabeth Trust, a trust established for certain members of Mr. Enloe's family. Mr. Rose is the trustee of this trust, but disclaims any beneficial ownership with respect to the Shares that Willowwood owns. Willowwood and Mr. Rose share voting and investment power over these Shares. In addition, several individuals joined in the filing of the Schedule 13D filed by Willowwood and Mr. Rose, although these individuals disclaimed beneficial ownership
     of the 1,097,700 Shares.   These individuals and the number of Shares that
     they own are: (i) Mr. Marshall B. Payne, an officer of an affiliate of Cardinal Portfolio Company--36,400 Shares, (ii) Mrs. Evelyn P. Rose, the wife of Mr. Rose, as the trustee of the trusts described below--20,000 Shares, (iii) Lela Helen Rose Trust--10,000 Shares, and (iv) William Edward Rose Trust--10,000 Shares. Mrs. Rose and the trusts share voting and investment power over the Shares that the trusts own.

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

TRUSTEES AND EXECUTIVE OFFICERS

     The following table sets forth the number of Shares beneficially owned as of October 20, 1995, by each trustee and executive officer of the Trust, and all trustees and executive officers of the Trust as a group. The Trust obtained this information from its trustees and executive officers. Unless otherwise indicated, these individuals possess sole voting and investment power with respect to the Shares that they beneficially own.


                             NUMBER OF SHARES           PERCENTAGE OF
           NAME             BENEFICIALLY OWNED         OUTSTANDING SHARES
- ------------------------    ------------------         ------------------
   Gene H. Bishop                 150,000                    1.23%
   Bradley S. Buttermore            2,800                      *
   Robert Ted Enloe, III          759,000(1)                 6.25%
   Edward W. Rose, III          1,097,700(1)                 9.03%
   All trustees and
   executive officers as a
   group (4 individuals)        2,009,500                   16.53%

*Less than 1%.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH LOMAS FINANCIAL

     The Trust was managed by Lomas Management, Inc. (LMI) since its inception in 1969 until February 28, 1995. LMI is a wholly owned subsidiary of Lomas Financial Corp. (LFC), the original sponsor of the Trust. Mr. Enloe was hired by the Trust as its full-time president and chief executive officer and the Trust's first direct employee in 1992. Under the management agreement in effect prior to July 1, 1992, whenever the Trust invested in any first mortgage construction or acquisition and development note recommended by LMI, LFC was required to participate, directly or through one or more of its subsidiaries. Subsequent management agreements made no provision for this required participation arrangement. On February 28, 1995, the Trust continued its movement toward self administration by terminating its management agreement with LMI and assuming all remaining operating and accounting responsibilities. Any remaining property management requirements on assets owned with LFC are provided for in the asset disposition agreement described below.

     Effective February 28, 1995, the Trust entered into an Asset Disposition Agreement with ST Lending, Inc. (STL), a wholly owned subsidiary of LFC, whereby the Trust and STL exchanged their respective ownership positions in a group of ten assets in order to achieve a separate and distinct ownership position. The Trust exchanged its 80% ownership in six assets with a net carrying value of approximately $1.2 million (net of reserves) for STL's 20% ownership in four assets with a net carrying value of approximately $1.2 million (net of reserves). All of the assets included in the exchange were real estate acquired by foreclosure and held for sale with the exception of one earning note receivable with a total outstanding balance of $32,583. No gain or loss was recognized as a result of this transaction. Therefore, at June 30, 1995, the Trust owned 100% of its foreclosed real estate and note receivable portfolio with the exception of one real estate asset that remains 80% owned by the Trust (the Trust's portion equals $1,164,000, net of reserves), and approximately 50% of a mortgage note receivable originated to construct houses in California (the Trust's portion equals $262,165, net of reserves). The Trust had no further funding obligation under this note at June 30, 1995, and expects to receive repayments out of the sale proceeds from the completed houses in sufficient amounts to retire this note during the next fiscal year.

     A group of approximately 14 receivables, which have no carrying value and relate primarily to deficiency notes obtained during the original foreclosure process or receivables obtained through remedial collection activities, remain 80% owned by the Trust and 20% owned by STL. The 14 receivables have face amounts which range in size from $9,875 to $6,235,294. However, these receivables have no carrying value because they are unsecured and collection is unlikely. The Asset Disposition Agreement stipulates that the Trust will pay STL 10% of its gross proceeds received, if any, in addition to STL's 20% ownership, from this pool of receivables in return for STL's asset administration. On or about March 1, 1996, STL will transfer its 20% ownership in any remaining receivables from this pool of assets to the Trust. No additional consideration will be paid to STL for transferring its 20% ownership to the Trust because these receivables have no fair market value. Should collection of any of these receivables occur during STL's period of administration, the Trust would record a recovery to the allowance for possible losses in the amount of its proceeds.

     Under the management agreement in effect prior to February 28, 1995 (the Management Agreement), LMI was entitled to basic compensation at an annual rate of 1% of the daily average book value of the Trust's Invested Assets (as defined in the Management Agreement) plus $81,000 per year for accounting services. During the fiscal year ended June 30, 1995, LMI received compensation of $157,907. Additionally, STL received compensation of $10,898 which represents 10% of the Trust's gross proceeds received on the portion of its portfolio described above.

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

     (1) The following consolidated financial statements are included in this
         Item 14:

                                                                     Pages
                                                                     -----

      Report of Ernst & Young LLP, Independent Auditors ............   31
      Consolidated Balance Sheet at June 30, 1995 and 1994 .........   32
      Consolidated Statement of Operations for Years Ended
        June 30, 1995, 1994, and 1993 ..............................   33
      Consolidated Statement of Shareholders' Equity for Years Ended
        June 30, 1995, 1994, and 1993 ..............................   34
      Consolidated Statement of Cash Flows for Years Ended
        June 30, 1995, 1994, and 1993 ..............................   35
      Notes to Consolidated Financial Statements ...................   36


  (2) The following consolidated financial statement schedule is included in this Item 14:

      Schedule IV - Mortgage Loans on Real Estate...................   47

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted, or the information required is included in the financial statements, including the notes thereto.

(3) EXHIBITS:


   Exhibit
    Number
   --------
   (2.1)(9)    The Registrant's First Amended Plan of Reorganization dated
               December 14, 1993.

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


   Exhibit
    Number
   --------
   (10.10)      The Registrant's 1995 Equity Incentive Plan.

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

- --------------------------------------------------------------------------------
     Footnotes

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

                            YEAR ENDED JUNE 30, 1995



                        LIBERTE INVESTORS AND SUBSIDIARY

                                 DALLAS, TEXAS

                        LIBERTE INVESTORS AND SUBSIDIARY
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                            (ITEM 14(a)(1) and (2))


                                                                       Page
                                                                       ----
     Report of Ernst & Young LLP, Independent Auditors ...............   31

     Consolidated Balance Sheet at June 30, 1995, and 1994 ...........   32

     Consolidated Statement of Operations For Years Ended
     June 30, 1995, 1994, and 1993 ...................................   33

     Consolidated Statement of Shareholders' Equity for Years Ended
     June 30, 1995, 1994, and 1993 ...................................   34

     Consolidated Statement of Cash Flows for Years Ended
     June 30, 1995, 1994, and 1993 ...................................   35

     Notes to Consolidated Financial Statements ......................   36

     Consolidated Financial Statement Schedule:
         IV    Mortgage Loans on Real Estate .........................   47


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






                                                               ERNST & YOUNG LLP



Dallas, Texas
July 28, 1995

                        LIBERTE INVESTORS AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET


                                                           June 30
                                                   ------------------------
                                                      1995         1994
                                                   -----------  -----------
Assets
Notes receivable - Note B
  Earning                                          $ 5,415,306  $11,858,648
  Nonearning                                           392,066      272,308
Foreclosed real estate held for sale - Note C
  Nonearning                                        15,385,214   25,207,002
                                                   -----------  -----------
                                                    21,192,586   37,337,958
Less:  Allowance for possible losses  - Note D      10,498,922   11,709,395
                                                   -----------  -----------
                                                    10,693,664   25,628,563

Unrestricted cash and cash equivalents              20,576,517    9,157,640
Restricted cash and cash equivalents - Note F           59,245      623,300
Accrued interest and other receivables                 103,888      324,555
Other assets                                           602,664      581,919
                                                   -----------  -----------
                                                   $32,035,978  $36,315,977
                                                   ===========  ===========
Liabilities and Shareholders' Equity
Liabilities
  Accrued interest and other liabilities           $   416,164  $ 1,402,032

Shareholders' Equity - Note K
  Preferred Stock, 10 million shares authorized,
   none are outstanding                                      -            -
Shares of Beneficial Interest, no par value,
  unlimited authorization: 12,423,208
  issued and 12,153,658 outstanding, net
  of 269,550 held in Treasury, at
  June 30, 1995; 12,423,208 issued
  and outstanding at June 30, 1994                  31,619,814   34,913,945

Commitments and Contingencies - Note F
                                                   -----------  -----------
                                                   $32,035,978  $36,315,977
                                                   ===========  ===========

See notes to consolidated financial statements.

                        LIBERTE INVESTORS AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                        Year Ended June 30
                                            ------------------------------------------
                                                1995          1994           1993
                                            ------------  -------------  -------------
Income
  Notes receivable interest                 $   657,511   $  5,740,167   $ 11,259,126
  Temporary investment interest                 892,008        208,849        271,424
  Foreclosed real estate                              -      3,952,256      3,550,828
  Consulting fees and other                     622,555        117,767         33,800
                                            -----------   ------------   ------------
                                              2,172,074     10,019,039     15,115,178
                                            -----------   ------------   ------------
Expenses
  Interest                                            -      7,672,694     16,295,318
  Provision for possible losses - Note D      3,192,000      3,175,000     15,150,000
  Salaries and related costs                    619,433      1,726,012        755,637
  General and administrative                    402,185      1,142,437      1,488,975
  Legal, audit and advisory                     321,469        737,619      2,111,667
  Foreclosed real estate - Note A               274,546      2,505,716      3,277,262
  Management fees - Note G                      168,805      1,824,044      2,928,258
  Trustees' fees and expenses                    61,215        249,180        342,697
  Debt restructure                                    -      2,132,902      7,437,048
                                            -----------   ------------   ------------
                                              5,039,653     21,165,604     49,786,862
                                            -----------   ------------   ------------
Loss before reorganization items
and extraordinary item                       (2,867,579)   (11,146,565)   (34,671,684)

Reorganization items:
  Professional fees                                   -     (5,499,463)             -
  Interest earned on accumulated cash
    resulting from Chapter 11 proceedings             -        304,913              -
                                            -----------   ------------   ------------
                                                      -     (5,194,550)             -
                                            -----------   ------------   ------------
Loss before extraordinary item               (2,867,579)   (16,341,115)   (34,671,684)

Extraordinary item:

Loss on extinguishment of debt - Note E               -    (12,936,395)             -
                                            -----------   ------------   ------------
Net Loss                                    $(2,867,579)  $(29,277,510)  $(34,671,684)
                                            ===========   ============   ============
Loss per Share of Beneficial Interest:
  Loss before extraordinary item            $     (0.23)  $      (1.34)  $      (2.94)
  Extraordinary item                                  -          (1.06)             -
                                            -----------   ------------   ------------
  Net loss                                  $     (0.23)  $      (2.40)  $      (2.94)
                                            ===========   ============   ============
Weighted average number of
Shares of Beneficial Interest                12,322,773     12,221,975     11,788,750
                                            ===========   ============   ============

See notes to consolidated financial statements.

                        LIBERTE INVESTORS AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY




                                                      Shares of
                                                 Beneficial Interest
                                              --------------------------
                                                Number        Amount
                                              -----------  -------------
Balance at July 1, 1992                       11,804,208   $ 98,333,030
Rescind 240,000 shares
  Shares of Beneficial Interest                 (240,000)      (330,000)
  Unearned compensation                          240,000        302,500
Canceled 31,000 shares                           (31,000)       (42,625)
Net loss                                               -    (34,671,684)
                                              ----------   ------------
Balance at June 30, 1993                      11,773,208     63,591,221

Shares issued under
  stock options                                  650,000        975,000
Executive loan to purchase stock options               -       (374,766)
Net loss                                               -    (29,277,510)
                                              ----------   ------------
Balance at June 30, 1994                      12,423,208     34,913,945

Deferred interest on executive loan                    -        (22,227)
Purchase of 269,550 shares of treasury stock    (269,550)      (404,325)
Net loss                                               -     (2,867,579)
                                              ----------   ------------
Balance at June 30, 1995                      12,153,658   $ 31,619,814
                                              ==========   ============

See notes to consolidated financial statements.

                        LIBERTE INVESTORS AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                      Year Ended June 30
                                                          ------------------------------------------
                                                              1995          1994           1993
                                                          ------------  -------------  -------------
Cash provided by (used for):
Operating activities:
  Net loss                                                $(2,867,579)  $(29,277,510)  $(34,671,684)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Provision for possible losses                           3,192,000      3,175,000     15,150,000
    Extraordinary loss on extinguishment of debt                    -     12,936,395              -
  Net change in:
    Accrued interest and other receivables                    220,667        568,435        579,903
    Other assets                                             (114,028)     4,763,541       (820,584)
    Accrued interest and other liabilities                   (985,868)     2,236,198      5,121,036
                                                          -----------   ------------   ------------
  Net cash used by operating activities                      (554,808)    (5,597,941)   (14,641,329)
                                                          -----------   ------------   ------------
Investing activities:
  Collections on notes receivable                           1,997,003     28,828,704     36,293,250
  Advances on notes receivable                               (308,299)      (314,387)    (1,760,983)
  Expenditures on foreclosed real estate                     (127,350)    (2,016,948)    (2,414,009)
  Sales of foreclosed real estate                          10,252,601     13,398,005     23,394,426
  Net sales (purchases) of restricted cash investments        564,055      4,745,018     (3,184,703)
                                                          -----------   ------------   ------------
    Net cash provided by investing activities              12,378,010     44,640,392     52,327,981
                                                          -----------   ------------   ------------
Financing activities:
  Cash distribution pursuant to the Plan of
    Reorganization                                                  -    (27,716,302)             -
  Purchase of treasury stock                                 (404,325)             -              -
  Decrease in notes payable                                         -     (4,597,411)   (46,331,285)
                                                          -----------   ------------   ------------
    Net cash used by financing activities                    (404,325)   (32,313,713)   (46,331,285)
                                                          -----------   ------------   ------------
Net increase (decrease) in unrestricted cash and
  cash equivalents                                         11,418,877      6,728,738     (8,644,633)
Unrestricted cash and cash equivalents at
  beginning of year                                         9,157,640      2,428,902     11,073,535
                                                          -----------   ------------   ------------
Unrestricted cash and cash equivalents at end of year     $20,576,517   $  9,157,640   $  2,428,902
                                                          ===========   ============   ============
Schedule of noncash investing and financing activities:
  Transfer of notes receivable to foreclosed real estate  $ 4,792,782   $ 18,252,995   $ 13,499,472
  Charge-offs to allowance for possible losses, net       $ 4,402,473   $ 19,234,742   $ 20,252,734
  Sales of foreclosed real estate financed
    by notes receivable                                   $   138,400   $  3,888,112   $ 14,679,561
Interest paid                                             $         -   $  4,754,000   $ 11,045,000

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

     The curtailment of lending activities began in June 1989 when the Trust's outstanding commercial paper was downgraded by the rating agencies to below investment grade. As a result, the Trust ceased originating investments secured by commercial income producing real estate and limited new investment originations to notes secured by single-family houses and lots. In May 1990 LBI restructured its unsecured senior indebtedness to pledge a portion of its note receivables and foreclosed real estate and require amortization of the indebtedness. In May 1991 LBI again restructured its senior indebtedness by pledging all of its assets, extending the term, and amending the amortization schedule. As a result of these efforts, LBI's senior indebtedness, including outstanding commercial paper, was reduced from $692.6 million at June 30, 1989, to $87.7 million at June 30, 1993. On April 1, 1993, LBI's remaining senior indebtedness was due and payable, and on June 1, 1993, $100 million of subordinated indebtedness matured. At this time, LBI reached agreement with a committee representing the holders of subordinated notes for a restructure of LBI's indebtedness in a voluntary pre-negotiated bankruptcy procedure.

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

     Allowance for Possible Losses - The Trust provides for possible losses on notes receivable and foreclosed real estate based on an evaluation of each note and each property acquired through foreclosure (or deed in lieu of foreclosure). The Trust considers the financial strength of its borrowers, any third party guarantors, and the value of the underlying collateral when establishing allowances on its note receivable portfolio. The Trust also maintains unallocated reserves on its portfolio of notes receivable. The Trust periodically reviews its portfolio of foreclosed real estate held for sale using current information to derive estimates of the fair market value. These estimates are used to provide specific allowances for possible losses, if needed. Information used to derive these estimates can be subjective and therefore the Trust may incur additional losses or realize gains on the ultimate sale of the property. Information used to derive estimates of fair market value include, but are not limited to: (i) general economic factors affecting the area where the property is located, (ii) recent sales activity and asking prices for comparable properties and (iii) costs that may be associated with sales and/or development that would serve to lower the expected proceeds from the disposal of the real estate.

     Foreclosed Real Estate - Foreclosed real estate is recorded at the lower of cost or fair value less estimated costs to sell determined at, and subsequent to, foreclosure. Any loss attributable to the excess of cost over fair value at the time of foreclosure is charged to the allowance for losses on notes receivable. Cost is the note amount net of any specific allowances.
Gains (losses) realized on liquidation are credited (charged) to the allowance for losses on foreclosed real estate. The primary expenses incurred on foreclosed real estate are property taxes and to a lesser extent, cost to maintain or secure the property such as mowing, fencing, or signage.

     Foreclosed real estate is classified as earning if the net cash flow on the individual property is projected to exceed the Trust's average cost of funds during the succeeding twelve months. The properties on which the cash flow is not projected to exceed the Trust's average cost of funds during the succeeding twelve months are classified as nonearning. The Trust has no operating real estate as of June 30, 1995.

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

     Adoption of Authoritative Statements - In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Note." SFAS No. 114 was subsequently amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. SFAS No. 114 requires impairment of a note be measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Trust is required to adopt this standard for the fiscal year beginning July 1, 1995.

     In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
Be Disposed  Of.   SFAS No. 121 requires that assets held for disposal be valued at the lower of carrying amount or fair value less costs to sell. The Trust is required to adopt this standard for the fiscal year beginning July 1, 1996.

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

     Reclassifications - Certain amounts in prior years' financial statements have been reclassified to conform to the current year's presentation.

NOTE B - NOTES RECEIVABLE

     The following is a summary of notes receivable activity for the years ended June 30, 1995, and 1994:


                                                          1995          1994
                                                      ------------  -------------
Balance at beginning of year                          $12,130,956   $137,569,142

Advances and capitalized items on notes receivable        341,714        340,323
Sales and collections of foreclosed real estate
  financed by notes receivable                            138,400      3,888,112
Collections of principal                               (1,997,003)   (28,828,704)
Foreclosures                                           (4,792,782)   (18,252,995)
Write-off of principal                                    (13,913)    (8,673,449)
Transfer of assets upon emergence from Chapter 11(1)            -    (73,911,473)
                                                      -----------   ------------
Balance at end of year                                $ 5,807,372   $ 12,130,956
                                                      ===========   ============

(1) $79,911,473 of Notes transferred to RPI, net of $6,000,000 in notes received from RPI.
     See NOTE E - EMERGENCE FROM BANKRUPTCY


NOTE C - FORECLOSED REAL ESTATE

     The following is a summary of the Trust's activity in foreclosed real estate for the years ended June 30, 1995, and 1994:


                                       1995            1994
                                   -------------  --------------
Balance at beginning of year       $ 25,207,002   $ 164,416,526

Foreclosures                          4,840,782      18,252,995
Expenditures                            127,350       2,016,948
                                   ------------   -------------
Total additions                       4,968,132      20,269,943
Cost of real estate sold            (14,789,920)    (28,437,212)
Transfer of assets upon emergence
  from Chapter 11(1)                               (131,042,255)
                                   ------------   -------------
Balance at end of year             $ 15,385,214   $  25,207,002
                                   ============   =============

(1)See NOTE E - EMERGENCE FROM BANKRUPTCY

     The following table sets forth the Trust's portion of foreclosed real estate by type of property and geographic location:



                                  June 30
                          ------------------------
                             1995         1994
                          -----------  -----------
Type of Property:
  Single-family           $         -  $ 1,726,091
  Single-family lots        6,732,532    7,303,970
  Condo lots/land                   -    4,768,677
  Land                      8,652,682    6,809,219
  Completed properties:
    Industrial                      -    4,522,155
    Other                           -       76,890
                          -----------  -----------
                          $15,385,214  $25,207,002
                          ===========  ===========
Geographic location:
  Texas                   $ 9,356,477  $11,149,820
  California                6,028,737    5,725,691
  Tennessee                         -    4,522,156
  Rhode Island                      -    1,889,066
  Massachusetts                     -    1,760,472
  Other                             -      159,797
                          -----------  -----------
                          $15,385,214  $25,207,002
                          ===========  ===========

     The Trust has substantively repossessed or obtained control of the management of certain properties collateralizing $2,084,394 and $6,245,694 of notes receivable at June 30, 1995, and 1994, respectively. As a result, these notes have been accounted for as foreclosed real estate.

NOTE D - ALLOWANCE FOR POSSIBLE LOSSES

     A summary of transactions affecting the Trust's allowance for possible losses for the three-year period ended June 30, 1995, is as follows:



                                            Notes       Foreclosed
                                          Receivable    Real Estate       Total
                                         ------------  -------------  -------------
Balance at July 1, 1992                  $23,275,974   $ 35,765,577   $ 59,041,551
Provision for possible losses              1,263,731     13,886,269     15,150,000
Amounts charged off, net
  of recoveries                           (6,811,338)   (13,441,396)   (20,252,734)
                                         -----------   ------------   ------------
Balance at June 30, 1993                  17,728,367     36,210,450     53,938,817
Provision for possible losses             (1,208,000)     4,383,000      3,175,000
Amounts charged off, net
  of recoveries                           (8,457,842)   (10,776,900)   (19,234,742)
Allowance related to assets transferred
  upon emergence from Chapter 11(1)       (6,499,604)   (19,670,076)   (26,169,680)
                                         -----------   ------------   ------------
Balance at June 30, 1994                   1,562,921     10,146,474     11,709,395
Provision for possible losses             (1,148,960)     4,340,960      3,192,000
Amounts charged off, net
  of recoveries                             (284,060)    (4,118,413)    (4,402,473)
                                         -----------   ------------   ------------
Balance at June 30, 1995                 $   129,901   $ 10,369,021   $ 10,498,922
                                         ===========   ============   ============

(1)See NOTE E - EMERGENCE FROM BANKRUPTCY

NOTE E - EMERGENCE FROM BANKRUPTCY

     Upon the Trust's emergence from bankruptcy on April 7, 1994, in accordance with the Plan of Reorganization, certain assets and liabilities were transferred to the holders of the subordinated notes in full satisfaction of such notes. The reorganization resulted in an extraordinary loss on extinguishment of debt of approximately $12.9 million as shown below (in thousands):



Net Liabilities Transferred
  Senior debt                          $ 83,128
  Subordinated debt                     100,000
  Accrued interest-sub debt               9,450
  Escrow liabilities                      1,553
  Accrued liabilities                        89       194,220
                                      ---------
Net Assets Transferred
  Net notes receivable (1)               73,412
  Accrued interest receivable               621
  Foreclosed real estate (2)            111,372
  Cash Distribution                      27,716
  Additional Assets                         335      (213,456)
                                      ---------
Assets Received
  Note receivable - RPI                   6,000
  Preferred stock - RPI                     300         6,300
                                      ---------  ------------
Net Loss on Extinguishment of Debt                $ (12,936)
                                                 ============

(1) Includes notes receivable of $79,912 less $6,500 in related allowance for possible losses.
(2) Includes foreclosed real estate of $131,042 less $19,670 in related allowance for possible losses.

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

     The Trust is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Trust's financial condition, results of operations, or cash flows, without regard for possible insurance or third party reimbursement.


NOTE G - TERMINATION OF MANAGEMENT AGREEMENT

     The Trust was managed by Lomas Management, Inc. (LMI) since its inception in 1969 until February 28, 1995. LMI is a wholly owned subsidiary of Lomas Financial Corp. (LFC), the original sponsor of the Trust. Mr. Enloe was hired by the Trust as its full-time president and chief executive officer and the Trust's first direct employee in 1992. Under the management agreement in effect prior to July 1, 1992, whenever the Trust invested in any first mortgage construction or acquisition and development note recommended by LMI, LFC was required to participate, directly or through one or more of its subsidiaries. Subsequent management agreements made no provision for this required participation arrangement. On February 28, 1995, the Trust continued its movement toward self administration by terminating its management agreement with LMI and assuming all remaining operating and accounting responsibilities. Any remaining property management requirements on assets owned with LFC are provided for in the asset disposition agreement described below.

     Effective February 28, 1995, the Trust entered into an "Asset Disposition Agreement" with ST Lending, Inc. ("STL"), a wholly owned subsidiary of LFC, whereby the Trust and STL exchanged their respective ownership positions in a group of ten assets in order to achieve a separate and distinct ownership position. The Trust exchanged its 80% ownership in six assets with a net carrying value of approximately $1.2 million (net of reserves) for STL's 20% ownership in four assets with a net carrying value of approximately $1.2 million (net of reserves). All of the assets included in the exchange were real estate acquired by foreclosure and held for sale with the exception of one earning note receivable with a total outstanding balance of $32,583. No gain or loss was recognized as a result of this transaction because the Trust transferred assets with a carrying value equal to the carrying value of the assets that it received. Therefore, at June 30, 1995, the Trust owned 100% of its foreclosed real estate and note receivable portfolio with the exception of one real estate asset that remains 80% owned by the Trust (the Trust's portion equals $1,164,000, net of reserves), and approximately 50% of a mortgage note receivable originated to construct houses in California (the Trust's portion equals $262,165, net of reserves). The Trust had no further funding obligation under this note at June 30, 1995, and expects to receive repayments out of the sale proceeds from the completed houses in sufficient amounts to retire this note during the next fiscal year.

     A group of approximately 14 receivables, which have no carrying value and relate primarily to deficiency notes obtained during the original foreclosure process or receivables obtained through remedial collection activities, remain 80% owned by the Trust and 20% owned by STL. The 14 receivables have face amounts which range in size from $9,875 to $6,235,294. However, these receivables have no carrying value because they are unsecured and collection is unlikely. The Asset Disposition Agreement stipulates that the Trust will pay STL 10% of its gross proceeds received, if any, in addition to STL's 20% ownership, from this pool of receivables in return for STL's asset
administration.   On or about March 1, 1996, STL will transfer its 20%
ownership in any remaining receivables from this pool of assets to the Trust. No additional consideration will be paid to STL for transferring its 20% ownership to the Trust because these receivables have no fair market value. Should collection of any of these receivables occur during STL's period of administration, the Trust would record a recovery to the allowance for possible losses in the amount of its proceeds.

     Under the management agreement in effect prior to February 28, 1995 (the Management Agreement), LMI was entitled to basic compensation at an annual rate of 1% of the daily average book value of the Trust's Invested Assets (as defined in the Management Agreement) plus $81,000 per year for accounting services. During the fiscal year ended June 30, 1995, LMI received compensation of $157,907. Additionally, STL received compensation of $10,898 which represents 10% of the Trust's gross proceeds received on the portion of its portfolio described above.


NOTE H - FEDERAL INCOME TAXES


The Trust filed its June 30, 1994, Form 10-K and September 30, 1994, Form 10-Q as a real estate investment trust (a REIT) as defined in the Internal Revenue Code. Disclosures were made in those filings that there was some uncertainty as to whether the Trust qualified as a REIT for its fiscal years ended June 30, 1992, 1993, and 1994. In connection with the preparation of its fiscal 1994 tax return, the Trust concluded that it no longer qualified as a REIT effective the beginning of fiscal 1994 (July 1, 1993). Accordingly the Trust is subject to federal income tax on its taxable income. The Trust incurred taxable losses in fiscal 1995 and 1994; therefore, no provision for income taxes is necessary in the financial statements for those periods. With the change in status to a taxable entity, the Trust adopted SFAS No. 109, Accounting for income Taxes. Since there was no financial impact on the year ended June 30, 1994, and the quarter ended September 30, 1994, neither an amended Form 10-K nor Form 10-Q, respectively, have been filed to reflect the adoption of SFAS 109.

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


NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 Disclosures about Fair Value of Financial Statements requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Trust.

     The fair value of cash and cash equivalents approximates their carrying value because of the liquidity and short-term maturities of these instruments. The fair value of notes receivable - mortgage loans is estimated by discounting cash flows at interest rates currently being offered for notes with similar terms to borrowers of similar credit quality. The fair value of the note receivable - RPI approximates its carrying value because it bears interest at a LIBOR-based floating rate. The Trust believes that its deficiency notes receivable which have no carrying value at June 30, 1995 have an estimated fair value of the same amount. The Trust does not believe that it is exposed to any significant credit risk on its cash and cash equivalents or on the note receivable from RPI.

     The estimated fair values of the Trust's financial instruments at June 30, 1995, are as follows (in thousands):



                                                              Carrying   Fair
                                                               Amount    Value
                                                              --------  -------
Financial Assets:
  Cash and cash equivalents                                    $20,636  $20,636
  Note receivable-RPI                                            5,406    5,406
  Notes receivable - mortgage loans (net of allowance
    for possible losses)                                           271      271

NOTE J - CERTAIN CUSTOMERS

     Revenue from RPI provided greater than 10% of total revenue for the fiscal year ended June 30, 1995, and consisted of: (i) interest totaling $448,576 on a note receivable collateralized by a pool of first mortgage loans and by Deeds of Trust on various real estate assets, (ii) the receipt of $500,000 as a settlement for early termination of a consulting arrangement originally expected to end on March 31, 1996, and (iii) dividend income totaling $35,055 on the RPI preferred stock held by LBI.


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

     On February 13, 1995, the Board of Trustees adopted the 1995 Equity Incentive Plan (the Plan) which provides for up to 1,500,000 shares to be issued and used for employee incentive purposes. As of February 15, 1995, options to purchase a total of 646,000 shares of the Trust's shares of beneficial interest were granted to two executive officers of the Trust (Incentive Stock Option Agreements). The exercise price of these stock options is $1.625 per share which approximated market value at the time of grant. These stock options expire on February 15, 2005, pursuant to vesting schedules indicated in the related Incentive Stock Option Agreements. The effective date of the Plan is February 15, 1995, contingent upon approval by the shareholders of the Trust by February 13, 1996.

     On February 15, 1995, the Trust repurchased 269,550 Shares of Beneficial Interest from LFC (a former affiliate) at a price which approximated market value on that date.

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                        LIBERTE INVESTORS AND SUBSIDIARY
                                 JUNE 30, 1995


      COL. A            COL. B      COL. C     COL. D                 COL. E       COL. F      COL. G         COL. H
- -------------------  ------------  --------  -----------            -----------  ----------  ----------  ----------------
                                                                                                            Principal
                                                                                                            Amount of
                                                                                                              Loans
                                                                                                            Subject To
                                    Final     Periodic                              Face      Carrying      Delinquent
                       Interest    Maturity    Payment                 Prior     Amount of   Amount of     Principal or
    Description          Rate        Date       Terms                  Liens     Mortgages   Mortgages       Interest
- -------------------  ------------  --------  -----------            -----------  ----------  ----------  ----------------
RPI Note receivable  LIBOR + 2%      1998    Quarterly                           $5,406,132  $5,406,132  $              -

Construction loan:
Single-family
41st Street          Prime + 1.5%    1995    Payable upon sale                      340,364     340,364           340,364
                                             of completed property.
Other (17 loans)     0 - 10.5%               1995 -1998                                          60,876             4,604
                                                                                             ----------------------------
                                                                                             $5,807,372          $344,968
                                                                                             ============================

                              NOTES TO SCHEDULE IV

                                 June 30, 1995


(1) For income tax purposes the cost of notes is the carrying amount as shown on the schedule. Allowance for possible losses of $129,901 is allocated to notes receivable at June 30, 1995. Basis for the allocated amount is explained under "Accounting Policies - Allowance for Possible Losses."

(2)  Reconciliation of "Mortgage Loans on Real Estate" (in thousands):



                                              Year Ended June 30
                                          ---------------------------
                                           1995      1994      1993
                                          -------  --------  --------
Balance at beginning of year              $12,131  $137,569  $178,672
Additions during year:
  New mortgage loans and advances
    on existing loans and other               480     4,228    16,598
                                          -------  --------  --------
                                           12,611   141,797   195,270
Deductions during year:
  Collections of principal                  1,997    28,829    36,293
  Foreclosures                              4,793    18,253    13,499
  Write-off of principal                       14     8,673     7,909
  Transfer of assets upon emergence from
    Chapter 11(1)                               -    73,911         -
                                          -------  --------  --------
Balance at end of year                    $ 5,807  $ 12,131  $137,569
                                          =======  ========  ========

(1) $79,911,473 of Notes transferred to RPI, net of $6,000,000 in notes received
    from RPI.    See  NOTE E - EMERGENCE FROM BANKRUPTCY

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LIBERTE INVESTORS
                                       Registrant

DATED:  June 28, 1996            By /s/BRADLEY S. BUTTERMORE
                                    -------------------------------
                                     Bradley S. Buttermore
                                     Senior Vice President,
                                     Treasurer, and Secretary